Form 10-Q/A
period 1996-06-30
INDEPENDENT RESEARCH AGENCY FOR LIFE INSURANCE INC
filed 1996-08-01
CIK 354242

FORM 10-Q
                         SECURITIES AND EXCHANGE COMMISSION
                               Washington DC  20549

                  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d)
                      OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarter ended June 30, 1996       Commission file number 33-56402-FW

                  INDEPENDENT RESEARCH AGENCY FOR LIFE INSURANCE, INC.
                 (Exact name of registrant as specified in its charter)


            Texas                            75-1731373
   (State or other jurisdiction of        (I.R.S Employer
      incorporation or organization)      Identification No.)

     4100 South Hulen Street
       Fort Worth, Texas                       76109
     (Address of principal                  (Zip Code)
       executive offices)

   Registrant's telephone number,
     including area code                  (817) 731-8621


Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                                          Yes X       No

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

      Class A - Voting                   Outstanding at July 1, 1996
(Common stock, $0.10 par value)                      25

     Class B - Nonvoting                 Outstanding at July 1, 1996
(Common stock, $0.02 par value)                   881,567

               INDEPENDENT RESEARCH AGENCY FOR LIFE INSURANCE, INC.,
                                AND SUBSIDIARIES


                                                           PAGE
INDEX                                                     NUMBERS
- --------------------------------------------------------------------
PART I - FINANCIAL INFORMATION

   Condensed Consolidated Balance Sheet -                   1-2
   June 30, 1996 and September 30, 1995

   Condensed Consolidated Statement of Income -
   three months and nine months ended June 30, 1996 and      3

   Condensed Consolidated Statement of Cash Flows -
   nine months ended June 30, 1996 and 1995                  4

   Notes to Condensed Consolidated Financial Statements     5-7

   Management's Discussion and Analysis of Financial
   Condition and Results of Operations                      8-10

PART II - OTHER INFORMATION

   Item 6 - Exhibits and Reports on Form 8-K                 11

   Signatures                                                12

                        PART I - FINANCIAL INFORMATION

             INDEPENDENT RESEARCH AGENCY FOR LIFE INSURANCE, INC.
                              AND SUBSIDIARIES
                  CONDENSED CONSOLIDATED BALANCE SHEET

                              (UNAUDITED)

ASSETS

                                          June 30,     September 30,
                                              1996         1995
CURRENT ASSETS                            (Unaudited)       *
   Cash and cash equivalents             $ 13,384,801 $ 16,773,197
   Commissions receivable                   1,586,238    2,319,856
   Agents' loans and advances                 649,403      940,067
   Other receivables                          496,949    1,132,978
   Prepaid expenses                           210,158       48,803
   Deferred income taxes                       58,628      152,128
                                          ------------ ------------
     Total Current Assets                  16,386,177   21,367,029
                                          ------------ ------------
PROPERTY AND EQUIPMENT
   Property and equipment                  19,964,260   19,732,134
   Less: Accumulated depreciation          (7,105,720)  (6,428,646)
                                          ------------ ------------
     Total Property and Equipment          12,858,540   13,303,488
                                          ------------ ------------
OTHER ASSETS
   Marketable securities, at market        50,549,419   44,852,015
   Memberships                                 62,467       62,467
   Notes receivable - Other                    50,000       50,000
                                          ------------ ------------
     Total Other Assets                    50,661,886   44,964,482
                                          ------------ ------------
TOTAL ASSETS                             $ 79,906,603 $ 79,634,999
                                          ============ ============

                    LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES
   Accounts payable                      $     73,079 $    486,402
   Accrued commissions payable              2,499,304    2,533,614
   Accrued bonuses payable                  9,460,375    9,210,740
   Income taxes payable                       (14,102)     626,927
   Other accrued liabilities                3,549,185    2,066,251
   Loans from insurance companies          10,927,348   12,319,485
                                          ------------ ------------
     Total Current Liabilities             26,495,189   27,243,419
                                          ------------ ------------
LONG-TERM OBLIGATIONS
   Sales meeting and other                      1,611      289,111
   Deferred Career Commission Plan payable 13,784,860    9,796,309
   Deferred income taxes                    1,086,075    2,291,415
                                          ------------ ------------
     Total Long-term Obligations           14,872,546   12,376,835
                                          ------------ ------------
STOCKHOLDERS' EQUITY
   Common stock                                55,739       55,739
   Additional paid-in capital                 185,705    3,472,253
   Retained earnings                       29,182,484   28,305,327
   Unrealized holding gains                 9,153,045    8,217,001
   Treasury stock - at par                    (38,105)     (35,575)
                                          ------------ ------------
     Total Stockholders' Equity            38,538,868   40,014,745
                                          ------------ ------------
TOTAL LIABILITIES AND STOCKHOLDERS' EQUIT$ 79,906,603 $ 79,634,999
                                          ============ ============
*  Condensed from audited financial statements.

The accompanying notes are an integral part of these condensed financial statements.

                     INDEPENDENT RESEARCH AGENCY FOR LIFE INSURANCE, INC.
                                   AND SUBSIDIARIES
                        CONDENSED CONSOLIDATED STATEMENT OF INCOME
                                      (UNAUDITED)
                                                 Six Months Ended       Three Months Ended
                                                     June 30,                  June 30,
                                              1996         1995         1996         1995
COMMISSIONS REVENUE                      $ 86,655,888 $ 80,358,680 $ 29,243,229 $ 27,658,397
                                          ------------ ------------ ------------ ------------
OPERATING EXPENSES
   Commissions, bonuses, and agent expense(64,487,657) (59,737,290) (22,113,778) (20,315,634)
   General and administrative expenses    (17,731,606) (17,074,515)  (6,193,298)  (6,575,443)
                                          ------------ ------------ ------------ ------------
     Total Operating Expenses             (82,219,263) (76,811,805) (28,307,076) (26,891,077)
                                          ------------ ------------ ------------ ------------
INCOME FROM OPERATIONS                      4,436,625    3,546,875      936,153      767,320
                                          ------------ ------------ ------------ ------------
OTHER INCOME (EXPENSES)
   Interest income                            592,444      508,606      177,547      216,995
   Investment income                        3,198,321    3,199,020       17,688          203
   Rental and other income (expense)         (140,881)     (85,196)     (27,458)      (8,373)
   Gain (Loss) on disposal of equipment         4,247      (64,759)           0          863
   Interest expense                           (40,121)     (17,388)     (19,025)      (5,804)
                                          ------------ ------------ ------------ ------------
     Total Other Income                     3,614,010    3,540,283      148,752      203,884
                                          ------------ ------------ ------------ ------------
INCOME BEFORE INCOME TAXES                  8,050,635    7,087,158    1,084,905      971,204

PROVISION FOR INCOME TAXES                 (2,622,683)  (2,343,352)    (406,627)    (409,213)
                                          ------------ ------------ ------------ ------------
NET INCOME                               $  5,427,952 $  4,743,806 $    678,278 $    561,991
                                          ============ ============ ============ ============
WEIGHTED AVERAGE NUMBER
   OF SHARES OUTSTANDING                      944,652      910,256      898,816      971,546
                                          ============ ============ ============ ============
NET INCOME PER SHARE                     $       5.75 $       5.21 $       0.84 $       0.58
                                          ============ ============ ============ ============

The accompanying notes are an integral part of these condensed financial statements.


                     INDEPENDENT RESEARCH AGENCY FOR LIFE INSURANCE, INC.
                                   AND SUBSIDIARIES
                      CONDENSED CONSOLIDATED STATEMENT OF CASH FLOWS

                                      (UNAUDITED)

                      INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS
                                                                          Six Months Ended
                                                                               June 30,
                                                                        1996         1995
CASH FLOWS FROM OPERATING ACTIVITIES
   Net Income                                                      $  5,427,952 $  4,743,806
   Adjustments for non cash items                                    (3,239,857)  (3,537,777)
   Changes in operating assets and liabilities                        4,854,955    2,117,103
                                                                    ------------ ------------
     Net Cash Provided by Operating Activities                        7,043,050    3,323,132
                                                                    ------------ ------------
CASH FLOWS FROM INVESTING ACTIVITIES
   Purchase of investments                                             (745,838)    (850,964)
   Purchase of property and equipment                                  (453,598)  (3,338,164)
   Memberships purchased                                                 -           (15,000)
   Sale of property and equipment                                        -            13,300
                                                                    ------------ ------------
     Net Cash Used for Investing Activities                          (1,199,436)  (4,190,828)
                                                                    ------------ ------------
CASH FLOWS FROM FINANCING ACTIVITIES
   Net receipts (payments) on loans from insurance
     companies                                                       (1,392,137)   1,258,516
   Proceeds of stock issuance                                            -         3,400,984
   Purchase of treasury stock                                        (3,289,078)    (898,542)
   Dividends paid                                                    (4,550,795)  (4,390,233)
                                                                    ------------ ------------
     Net Cash Used for Financing Activities                          (9,232,010)    (629,275)
                                                                    ------------ ------------
NET DECREASE IN CASH AND CASH EQUIVALENTS                            (3,388,396)  (1,496,971)

CASH AND CASH EQUIVALENTS                - Beginning of Period       16,773,197   16,273,929
                                                                    ------------ ------------
CASH AND CASH EQUIVALENTS                - End of Period           $ 13,384,801 $ 14,776,958
                                                                    ============ ============

The accompanying notes are an integral part of these condensed financial statements.


             INDEPENDENT RESEARCH AGENCY FOR LIFE INSURANCE, INC.,
                            AND SUBSIDIARIES

             NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                             (UNAUDITED)

NOTE 1 - ORGANIZATION AND OPERATION


Independent Research Agency for Life Insurance, Inc. (IRA, Inc.) was chartered in Texas in December 1980. The Company began operations in March 1981 and is the continuation of a business formerly operated as Independent Research Agency for Life Insurance, a Texas partnership.

 IRA, Inc. acquired United Services Planning Association, Inc., a Texas corporation (USPA), and Independent Research Agency for Life Insurance, Inc., a Hawaii Corporation (IRA Hawaii), in March 1981. IRA, Inc. organized Independent Research Agency for Life Insurance, Inc., a Wyoming Corporation (IRA Wyoming), in April 1982; Independent Research Agency for Life Insurance, Inc., a Montana Corporation (IRA Montana), in February 1983; Independent Research Agency (New York), Inc., a New York Corporation (IRA New York), in September 1983; Independent Research Agency for Life Insurance, Inc., a Nevada Corporation (IRA Nevada), in January 1988; and Independent Research Agency for Life Insurance, Inc., an Alabama Corporation (IRA Alabama), in June 1994.

 The subsidiaries IRA Hawaii, IRA Wyoming, IRA Montana, IRA New York, IRA Nevada and IRA Alabama are maintained solely to permit IRA, Inc. to do business in those states and are engaged in the sale of life insurance to United States professional military personnel. USPA is engaged in the sale of mutual funds to United States professional military personnel as a broker-dealer registered with the Securities and Exchange Commission and the National Association of Securities Dealers, Inc. The companies share common employees, sales agents and representatives, and office facilities. Home offices are located in Fort Worth, Texas. The companies' agents and representatives maintain offices in approximately 143 cities located in 41 states, 1 U.S. territory and 2 foreign countries.

NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

PRINCIPLES OF CONSOLIDATION

 The Condensed Consolidated Financial Statements include the accounts of IRA, Inc. and its wholly-owned subsidiaries, USPA, IRA Hawaii, IRA Wyoming, IRA Montana, IRA New York, IRA Nevada and IRA Alabama. All intercompany accounts and transactions have been eliminated.

          INDEPENDENT RESEARCH AGENCY FOR LIFE INSURANCE, INC.,
                        AND SUBSIDIARIES

          NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                         (UNAUDITED)


NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES - Continued

BASIS OF PRESENTATION

    The Condensed Consolidated Balance Sheet as of June 30, 1996, the Condensed Consolidated Statement of Income for the three months and nine months ended June 30, 1996 and 1995, and the Condensed Consolidated Statement of Cash Flows for the nine months ended June 30, 1996 and 1995 included herein are unaudited; however, such information reflects all adjustments (consisting solely of normal recurring adjustments) which are, in the opinion of management, necessary for a fair statement of results for the interim periods.


    Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been omitted. It is suggested that these condensed consolidated financial statements be read in conjunction with the consolidated financial statements and notes thereto included in the annual Form 10-K filed with the Securities and Exchange Commission in December 1995, and the audited consolidated financial statements and notes thereto included in the Company's September 30, 1995 annual report to shareholders.

    The results of operations for the three months and nine months ended June 30, 1996 are not necessarily indicative of the results to be expected for the full year.

            INDEPENDENT RESEARCH AGENCY FOR LIFE INSURANCE, INC.,
                            AND SUBSIDIARIES

             NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                              (UNAUDITED)


NOTE 3 - STOCKHOLDERS' EQUITY
 During the nine months ended June 30, 1996, stockholders' equity was changed by the following transactions:


                                           Additional                Unrealized
                                Common      Paid-in      Retained     Holding      Treasury
Balance -                       Stock       Capital      Earnings       Gain        Stock
   September 30, 1995      $      55,739 $  3,472,253 $ 28,305,327 $  8,217,001 $    (35,575)

   Purchase of 126,488 shares
   of treasury stock                       (3,286,548)                                (2,530)

   Payment of dividend                                  (4,550,795)

   Net income                                            5,427,952

   Net change in unrealized
   holding gain on securities
   available for sale                                                   936,044
Balance -                    ------------ ------------ ------------ ------------ ------------

   June 30, 1996           $      55,739 $    185,705 $ 29,182,484 $  9,153,045 $    (38,105)
                             ============ ============ ============ ============ ============


           INDEPENDENT RESEARCH AGENCY FOR LIFE INSURANCE, INC.,
                            AND SUBSIDIARIES
       MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                       AND RESULTS OF OPERATIONS

 The following is management's discussion and analysis of certain significant factors which have affected the Company's financial position and operating results during the periods included in the accompanying condensed consolidated financial statements.

RESULTS OF OPERATIONS

NINE MONTHS ENDED JUNE 30, 1996 AND 1995 - COMPARISON

    During the nine months ended June 30, 1996, the demand for life insurance and mutual fund investments marketed by the Company to U.S. military personnel remained strong and total sales continued to increase. Commission revenue for the nine months ended June 30, 1996, increased 7.8% to $86,655,888 from $80,358,680 recorded during the comparable period in 1995. This increase in commission revenue is attributable to IRA, Inc. and each of its subsidiaries. This overall increase in commission revenue is considered to be continuing a trend which has occurred over the past several years, and is expected to continue in the future due to the long term personal financial management philosophy espoused to clients, an effectively trained sales force and efficient marketing practices used by the Company's sales agents. The Company's analysis of the impact of base closures and force reduction in the U.S. Military indicates to the Company a minimal impact upon existing agents in the field and a market which will continue to present an opportunity for growth of the Company's business.

 Commissions, bonuses, and agent expenses for the nine months ended June 30, 1996 increased 7.9% or $4,750,367 from the same period in 1995. Generally, there has been a constant relationship between commission revenues and commissions, bonuses, and agent expenses. Commissions, bonuses, and agent expenses represented 74% of commission revenues and includes a voluntary allocation to the agents' Deferred Career Commission Plan (DCCP).

    General and administrative expenses for the nine months ended June 30, 1996 increased 3.8%, or $657,091, from the same period in 1995. This increase is the result of higher data processing costs and general inflationary factors.

    The total of other income for the initial nine months of 1996 improved 2.1% to $3,614,010 from $3,540,283 earned in the comparable period in 1995. This increase is primarily attributable to the use on repurchase agreements on bank cash balances initiated in the second quarter of 1995. The offering is being made not to raise capital, but rather to offer opportunity for ownership or increased ownership to our current agents and officers.

           INDEPENDENT RESEARCH AGENCY FOR LIFE INSURANCE, INC.,
                           AND SUBSIDIARIES
       MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                       AND RESULTS OF OPERATIONS

NINE MONTHS ENDED JUNE 30, 1996 AND 1995 - COMPARISON

    Income from operations for the third fiscal quarter of 1996 increased $113,701, or 11%, from the same period in 1995. The improved earnings for the current quarter versus the comparable period in 1995 reflect a $922,817 decrease in costs associated with "WinUSPA", partially offset by $255,586 in costs related to the database redesign project "Phoenix '96". An additional offsetting factor was a $500,000 increase in the voluntary allocation to the agents' Deferred Career Commission Plan.


    The total of other income for the current quarter of 1996 declined 27% to $148,752 from $203,884 earned in the comparable three month period in 1995. This decrease is primarily attributable to reduced interest income (partially the result of lower volumes) from money market funds in 1996.


LIQUIDITY AND FINANCIAL RESOURCES

    The Company has historically operated with a working capital deficiency. The Company has been able to do this because of its loans from insurance companies. As long as the Company does business with these insurance companies (there are no current intentions to change) the loan balance will continue to replenish itself from first year insurance commission advances. The Company had a ratio of current assets to current liabilities of .62 to 1 and .78 to 1 at June 30, 1996, and September 30, 1995, respectively. The current ratios when excluding the loans from insurance companies balances are 1.05 to 1 at June 30, 1996 and 1.43 to 1 at September 30, 1995. The decline in the current ratio is the result of paying dividends of $4,550,795 on December 1, 1995, to the shareholders of record as of September 30, 1995, and the paying of normal year-end incentive bonuses of $4,692,989 to the Company's sales agents. The current ratio is expected to improve due to income from operations during the fiscal year.

    Cash and cash equivalents, consisting primarily of money market funds are used to finance the Company's current operations and are held as a reserve for the payment of current liabilities. Marketable securities, which are investments in mutual funds that can be easily liquidated, are being accumulated in anticipation of future capital expenditures and as an additional reserve against contingencies. As of June 30, 1996, the significant nonrecurring short-term obligation requiring the immediate use of resources is the completion of the "WinUSPA" and "Phoenix '96" software projects for approximately $1.4 million.

          INDEPENDENT RESEARCH AGENCY FOR LIFE INSURANCE, INC.,
                           AND SUBSIDIARIES
        MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                      AND RESULTS OF OPERATIONS

LIQUIDITY AND FINANCIAL RESOURCES - Continued

    The Company is planning to complete a stock offering during the quarter ended September 30, 1996. The estimated net proceeds of $2.8 million shall be used for the continuing operation of the Company's business, for further development and expansion, and for limited contingency planning. It is not anticipated that any part of the net proceeds will be used for the purpose of retiring or reducing any indebtedness of the Company.

                      PART II - OTHER INFORMATION

           INDEPENDENT RESEARCH AGENCY FOR LIFE INSURANCE, INC.,
                           AND SUBSIDIARIES



ITEM 6 - Exhibits and Reports on Form 8-K

(a) Exhibit No. 11:Computation of net income per common share information is presented on face of Statement of Income.

(b) No reports on Form 8-K have been filed during the quarter ended June 30, 1996.

              INDEPENDENT RESEARCH AGENCY FOR LIFE INSURANCE, INC.,
                             AND SUBSIDIARIES



                               SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



              INDEPENDENT RESEARCH AGENCY FOR LIFE INSURANCE, INC.,
                              (Registrant)





Date:  August 1, 1996                By    /S/ Lamar C. Smith
     -----------------                    --------------------
                                            LAMAR C. SMITH
                                         Chairman of the Board and
                                          Chief Executive Officer
                                         (Duly Authorized Officer)





Date:  August 1, 1996                By    /S/ William A. Dast
     -----------------                    --------------------
                                            WILLIAM A. DAST
                                           Treasurer and Director
                                         (Principal Financial Officer)