Form 10-K
period 1996-09-30
INDEPENDENT RESEARCH AGENCY FOR LIFE INSURANCE INC
filed 1996-12-27
CIK 354242

FORM 10-K

                   SECURITIES AND EXCHANGE COMMISSION
                         WASHINGTON, D.C. 20549

(X) ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934. For the fiscal year ended September 30, 1996.

                                    OR

( ) TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURI-
     TIES EXCHANGE ACT OF 1934.  For the transition period from
     _____________ to _____________.

    Commission file number 33-56402-FW

          INDEPENDENT RESEARCH AGENCY FOR LIFE INSURANCE, INC.
         (Exact name of registrant as specified in its charter)

           Texas                                       75-1731373
(State or other jurisdiction of                     (I.R.S. Employer
 incorporation or organization)                     Identification No.)

4100 South Hulen Street, Fort Worth, Texas               76109
(Address of principal executive offices)               (Zip Code)

Registrant's telephone number, including area code   (817) 731-8621

Securities registered pursuant to Section 12(b) of the Act:

                                             Name of each exchange on
    Title of each class                           which registered

          None                                          None
Securities registered pursuant to Section 12(g) of the Act:

                                  None
                            (Title of Class)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
    Yes   (X)     No

Indicate by check mark if the disclosure of delinquent filers pursuant to
Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this
Form 10-K or any amendment to this Form 10-K.    ( X  )

As of December 1, 1996, all of the voting common stock of the Registrant was held by affiliates of the Registrant. The aggregate market value of the voting common stock held by non-affiliates was $ -0-.

As of December 1, 1996, the following number of shares of common stock were outstanding:

    Class A - Voting                        $ .02 par - 25
    Class B -  Non- Voting             $ .02 par - 972,767


                  DOCUMENTS INCORPORATED BY REFERENCE

                                            Location in Form 10-K                   Incorporated Documents
Part IV, Item 14 - Exhibits - Page 41   Articles of Incorporation and
                                        Bylaws, and stock agreements in
                                        Exhibit 3 and 10 of Company's
                                        Form S-1 Registration
                                        Statement Filed in May, 1996.

Total number of pages, including cover page - 46




       INDEPENDENT RESEARCH AGENCY FOR LIFE INSURANCE, INC.
                         TABLE OF CONTENTS

PART I                                                           PAGE

Item  1.  Business . . . . . . . . . . . . . . . . . . . . . . . . 1
Item  2.  Properties . . . . . . . . . . . . . . . . . . . . . . . 4
Item  3.  Legal Proceedings. . . . . . . . . . . . . . . . . . . . 5
Item  4.  Submission of Matters to a Vote
           of Security Holders . . . . . . . . . . . . . . . . . . 5

PART II

Item  5.  Market for the Registrant's Common Equity and
           Related Stockholder Matters . . . . . . . . . . . . . . 6
Item  6.  Selected Financial Data. . . . . . . . . . . . . . . . . 7
Item  7.  Management's Discussion and Analysis of Financial
           Condition and Results of Operations . . . . . . . . . . 8
Item  8.  Financial Statements and Supplementary Data. . . . . . .11
Item  9.  Changes in and Disagreements with Accountants
           on Accounting and Financial Disclosures . . . . . . . .30

PART III

Item 10.  Directors and Executive Officers of the Registrant . . .31
Item 11.  Executive Compensation . . . . . . . . . . . . . . . . .35
Item 12.  Security Ownership of Certain Beneficial Owners
           and Management  . . . . . . . . . . . . . . . . . . . .36
Item 13.  Certain Relationships and Related Transactions . . . . .38

PART IV

Item 14.  Exhibits, Financial Statement Schedules, and Reports
           on Form 8-K . . . . . . . . . . . . . . . . . . . . . .39




                                  PART I

ITEM 1 - BUSINESS

General Statement of Company's Purpose

The primary business purpose of Independent Research Agency for Life Insurance, Inc. ("the Company") and its insurance agency subsidiaries is the sale of life insurance and, through its subsidiary, United Services Planning Association, Inc., the sale of mutual funds to active duty and former commissioned, warrant and noncommissioned officers of the United States Military services and their families. The Company's Board of Directors considers profit secondary to expanded service to its clientele.

History of the Company

The Company began operations in January 1964, as a sole proprietorship owned by Carroll H. Payne, doing business as the "Carroll H. Payne Agency." On January 1, 1971, the name was changed to "Independent Research Agency for Life Insurance." On January 1, 1977, the Company was organized as a partnership (IRA Partnership) under the general partnership laws of the state of Texas. On March 9, 1981, the IRA Partnership exchanged all of its assets relating to the operation of its life insurance business (substantially all of its assets) to Independent Research Agency for Life Insurance, Inc., a corporation formed by the partners of IRA Partnership under the laws of the state of Texas on December 9, 1980. Thereafter, IRA Partnership continued in existence under another name, but all of its former life insurance operations are now owned and conducted by the Company. The IRA Partnership was dissolved in 1992.

One of the partnership assets acquired by the Company was all of the shares of "Independent Research Agency for Life Insurance, Inc.," a Hawaii corporation, incorporated under the laws of the state of Hawaii on September 14, 1979. It is a wholly-owned subsidiary of the Company and is a life insurance general agency in the state of Hawaii.

On March 9, 1981, the Company acquired all of the shares of United Services Planning Association, Inc. ("USPA"), a corporation incorporated under the laws of the state of Texas on November 24, 1958, and USPA is a wholly-owned subsidiary of the Company.

On April 28, 1982, the Company formed a wholly-owned subsidiary, "Independent Research Agency for Life Insurance, Inc.," a Wyoming corporation. On February 14, 1983, the Company formed a wholly-owned subsidiary, "Independent Research Agency for Life Insurance, Inc.," a
Montana corporation. On September 2, 1983, the Company formed a wholly-owned subsidiary, "Independent Research Agency (New York), Inc.," a New
York corporation. On January 15, 1988, the Company formed a wholly-owned subsidiary, "Independent Research Agency for Life Insurance, Inc.," a
Nevada corporation. On June 28, 1994, the Company formed a wholly-owned subsidiary, "Independent Research Agency for Life Insurance, Inc.," an Alabama Corporation. These five subsidiaries are life insurance general agencies in the states where formed.

In addition, the Company markets a relatively small number of variable annuities through one insurance carrier.






                                  PART I

ITEM 1 - BUSINESS - Continued

Insurance Agency Operations

As an insurance agency, the Company markets insurance products offered by several insurance carriers. These products are individual whole life and term life insurance policies. In addition, the Company markets a relatively small number of variable annuities through one insurance carrier. The Company is authorized to market an insurance carrier's products by entering into an agency agreement with the carrier. A typical agency agreement allows the Company to solicit applications for insurance and to submit the applications to the carrier for approval, as well as to deliver policies issued by the carrier. The Company and its insurance agency subsidiaries have agency agreements with nine insurance carriers. Consistent with industry practice, all the agreements to which the Company and its subsidiaries are parties are terminable at will or upon very short notice.

The Company's income is derived principally from commissions earned from the sale of insurance products. Commissions are generally a percentage of the premiums paid by clients. The Company has loan agreements with four of the insurance carriers it represents as general agent whereby the carriers loan an amount to the Company equal to the difference between the total amount of first year commissions to be earned by the Company on certain insurance policies sold by its agents and the amount of the commissions actually earned by the Company as of any particular date. The total amount of such loans decreased to $10,458,853 as of September 30, 1996 from $12,319,485 as of September 30, 1995, due to a shift in sales of policies from carriers with whom the Company does not have such loan agreements. Each of the loan agreements provides that the outstanding balance of any loan be repaid immediately by the Company if the policy upon which the loan was calculated is cancelled during its first year. Historically, less than five percent (5%) of the policies sold by the Company are cancelled during the first year of the policy.

For the fiscal years ended September 30, 1996, 1995, and 1994 the commissions earned by the Company from insurance carriers for insurance solicited by it and the percentage thereof of total commission revenue (shown parenthetically) were $72,975,873 (63%), $69,165,124 (64%), and
$63,367,022 (63%), respectively. (Total commission revenue represents gross revenue before deduction of commissions to registered representatives/agents and other expenses of operation.)

The Company's business is dependent upon its market of active duty and former members of the United States military services and their families. The Company's sales force has never sold competitively in the open civilian market, and the Company has no plans to attempt to sell to such market. In management's view, the Company is not reliant upon its relationship with any one insurance carrier, as it can substitute carriers if needed under similar terms.
Investment Sales Operations

The Company's subsidiary USPA is a broker-dealer of several different mutual funds pursuant to written agreements with the investment companies. USPA has the non-exclusive right to sell shares of these mutual funds through its agents and receives commissions from such sales. These sales are principally of mutual funds which have the stated objective of long


                                PART I

ITEM 1 - BUSINESS - Continued

Investment Sales Operations - Continued

term capital growth, through systematic investment plans or open account brokerage arrangements depending on suitability considerations. USPA is not obligated to meet any stated sales volume for any particular mutual fund. USPA does not bear any part of the cost of printing prospectuses used in connection with any mutual fund offering nor does it bear the costs of supplemental sales literature, promotion or advertising. The agreements between USPA and the investment companies are continuous and provide for termination without penalty by either party on written notice. For the fiscal years ended September 30, 1996, 1995 and 1994, commissions earned on the sale of shares of mutual funds and the percentage thereof of total commission revenue (shown parenthetically) were $43,656,196 (37%), $39,278,686 (36%) and $37,124,611 (37%), respectively. (Total commission revenue represents gross revenue before deduction of commissions to registered representatives/agents and other expenses of operation.)

Marketing

The Company offers life insurance products, and through USPA, mutual fund products in the states in which it and its subsidiaries are authorized to do business, through independent licensed agents who are paid on a commission basis. The selling efforts of the Company are concentrated on U.S. career military personnel and sales to existing clients formerly on active duty. Management believes that the products offered (and, in the case of life insurance products, the benefits and premium rates related thereto) are generally competitive with those of other such products available for sale in its market. The Company believes that its most valuable asset is its trained and established force of field representatives. The Company's average number of agents during fiscal 1996 was 603. As of September 30, 1996 the Company had 608 agents appointed.

The Company's analysis of the impact of base closures and force reduction in the U.S. military indicates to the Company a minimal impact upon existing agents in the field and a market which will continue to present an opportunity for growth of the Company's business. Specifically, the Company estimates that it will still be selling, and providing service, to less than twenty-five percent of its potential overall market (Rank of E-6 and above including all warrant and commissioned officer ranks) during the forthcoming year.

During fiscal year 1996, the Company's sales efforts resulted in over 47,274 life insurance applications being filed with new coverage exceeding $3.7 billion. Total insurance in force now exceeds $28.0 billion. In addition, during fiscal year 1996, nearly 62,318 mutual fund applications were processed. These applications have a face value of $1.06 billion. The Company's clients now have more than $8.71 billion invested in mutual funds.

Regulation and Competition

Both the insurance and securities industries are heavily regulated as to trade practices. State insurance laws and regulations are particularly restrictive as to the advertising and solicitation of insurance. Agents


                                PART I

ITEM 1 - BUSINESS - Continued

Regulations and Competition - Continued

of the Company are duly examined and licensed and must be continually aware of such regulations and comply fully at all times. Neither the Company nor its predecessors have ever been required to cease doing business in any locale as the result of a violation of such laws and
regulations.   USPA is subject to both federal and state regulation as a
broker-dealer of securities.   Securities laws are most stringent as to
the advertising of, solicitation of, accounting for, and general representation of securities sold. Representatives of USPA must be registered representatives of the National Association of Securities Dealers, Inc. ("NASD"), and licensed with the Securities Department in the state in which they represent USPA. Neither USPA nor any of its representatives has ever been fined, suspended, or required to cease doing business in any locale as the result of a violation of NASD or state laws, rules, or regulations.

Competition is keen in both the life insurance and securities business.
A number of life insurance companies are engaged in sales to military personnel, offering a variety of policies. These competitors are also able, through affiliations with securities organizations, to offer investments to military personnel in competition with USPA. Additionally, military personnel are offered a number of other specialized savings and investment opportunities, by other organizations such as banks and credit unions. The Company's sales force has never sold competitively in the open civilian market.

Potential Future Expansion of Services

The Company plans to establish a federal savings bank to extend consumer banking services to its clients. The Company received approval of its charter application from the Office of Thrift Supervision (OTS) in November, 1996. The Company is expecting the federal savings bank to be open for business the summer of 1997. The Company cannot predict what financial results the federal savings bank's operations will generate.
The Board of Directors has authorized an initial capitalization for the federal savings bank of $6 million to be drawn from current liquid investments of the Company. No additional stock will be issued due to the establishing of the federal savings bank.

Taxation of the Company

The Company will be taxed under the usual practices of taxation applicable to corporations.

Personnel

The Company utilizes the services of personnel employed by USPA, for which it reimburses USPA. USPA employs approximately two hundred ninety-five
(295) people full time at present, whose functions are administrative and sales supportive. All sales by the Company and by USPA are made by independent contractor agents, of which there are approximately six hundred and eight (608).





                                PART I

ITEM 2 - PROPERTIES

The Company owns, unencumbered, the building at 4100 South Hulen Street, Fort Worth, Texas, in which its home office operation is conducted. A portion (approximately 14%) of this 128,000 square foot building is being leased to third parties. The Company owns one residential property in Fort Worth, Tarrant County, Texas, which is currently rented on a month to month basis to Raleigh Kone, Director of Training of the Company. Monthly rent is currently paid to the Company for that portion of such residence personally used by this employee. The rent paid by Raleigh Kone is $1,000 per month. The management of the Company considers the above monthly rent to be fair and reasonable in the view of the amount of personal living space rented in the residence by this individual. This residential property has traditionally been used for lodging of visiting agents, and entertainment of prospective agents and current agents. Some of these business guests remain for conferences and seminars conducted by the Company for periods from one to fourteen days. The Company also owns approximately nine motor vehicles and substantial office equipment, including printing and computer equipment.

ITEM 3 - LEGAL PROCEEDINGS

Neither the Company nor any of its subsidiaries are involved in any material legal proceedings, nor are any such proceedings pending, nor is the Company involved in any other legal proceedings.

ITEM 4 - SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

No matters were submitted to a vote of security holders during the fourth quarter of the fiscal year covered by this report.




                            PART II

ITEM 5 - MARKET FOR THE REGISTRANT'S COMMON EQUITY AND RELATED
          STOCKHOLDER MATTERS

Market Information

There is presently no market for the Company's common stock, of either class, and it is very unlikely that a market will develop in the future. As an insurance agency incorporated in Texas, only insurance agents licensed in Texas can, under Texas law, own the Company's stock. Therefore, the stock price cannot be and is not determined by actions and considerations of any such market.

Number of Security Holders

As of December 1, 1996, the Company has 14 stockholders of record of its Class A - voting common stock, and 505 stockholders of record of its Class B - non-voting common stock.

Dividend History and Restriction

Holders of common shares are generally entitled to receive dividends as may be declared by the Board of Directors from funds legally available therefor. Although the Company has paid dividends on its common shares in the years 1987, 1988, 1989, 1990, 1991, 1992, 1993, 1994, 1995 and 1996
no assurance can be given that any dividends will be declared and paid in the future. Future dividend policies shall be subject to the discretion of the Board of Directors and will depend upon a number of factors, including, among other things, future earnings, capital requirements, (particularly capital needed for rapid growth or a major business initiative), war, and the financial condition of the Company, any one of which could cause the Company to be unable to pay dividends in one or more years. There are currently no legal or contractual restrictions that materially limit the Company's ability to pay dividends.

Following is a history of the dividends paid by the Company since inception. Dividends have only been paid on its Class B - non-voting common stock.

     Date of Record            Payment Date          Per Share
   October 20, 1987          December 3, 1987           $8.00
   September 30, 1988        November 30, 1988           2.10
   September 30, 1989        November 30, 1989           2.65
   September 30, 1990        November 28, 1990           3.00
   September 30, 1991        November 30, 1991           4.00
   September 30, 1992        December 1, 1992            6.59
   September 30, 1993        December 1, 1993            7.31
   September 30, 1994        December 1, 1994            4.88
   September 30, 1995        December 1, 1995            4.50
   September 30, 1996        December 2, 1996            7.63

On October 31, 1988, the Company's stockholders approved an amendment to the Company's Articles of Incorporation whereby the Company's Class B common stock would split on a basis of five new shares for each one share then outstanding. The par value of the stock was correspondingly reduced from a par value of $.10 per share to a par value of $.02 per share. The stock split became effective on November 1, 1988.




                                                 PART II

ITEM 6 - SELECTED FINANCIAL DATA

The following table sets forth selected consolidated financial data of the Company for the five years ended September 30, 1992 through 1996. This information should be read in conjunction with Management's Discussion and Analysis of Financial Condition and Results of Operations and the financial statements and related notes thereto included elsewhere herein. The selected consolidated financial data was derived from the audited financial statements of the Company.

                                                      Years Ended September 30,
                              1996             1995             1994            1993            1992
Income Statement Data:

  Commissions Revenue    $ 116,632,069    $ 108,443,810    $100,491,633    $ 93,767,954   $ 83,885,886
  Operating Expenses      (109,040,366)    (102,510,314)    (93,421,636)    (86,224,269)   (77,374,218)
  Operating Income           7,591,703        5,933,496       7,069,997       7,543,685      6,511,668
  Other Income               3,719,793        4,201,478       3,464,253       3,280,284      3,368,056
  Income before Income
   Taxes                    11,311,496       10,134,974      10,534,250      10,823,969      9,879,724
  Income Taxes              (3,842,639)      (3,417,024)     (3,561,062)     (3,567,212)    (3,592,814)

  Net Income             $   7,468,857    $   6,717,950    $  6,973,188    $  7,256,757   $  6,286,910

  Earnings Per Share     $        7.97    $        7.18    $       7.51    $       7.65   $       5.89

  Cash Dividends
   Declared              $        7.63    $        4.50    $       4.88    $       7.31   $       6.59

Balance Sheet Data:

  Working Capital
   (Deficit)             $  (3,816,198)   $  (5,876,390)   $ (6,577,744)   $ (2,510,885) $ (11,642,662)
(1)Loans from Insurance
 Companies (Included in     10,458,853       12,319,485      11,128,518      10,681,383     12,528,037
  working capital)
 Total Assets               88,689,932       79,634,999      66,095,600      54,590,033     56,262,287
  Long-Term Obligations     16,998,700       12,376,835       7,256,834       3,006,623        589,624
 Stockholders' Equity       43,948,707       40,014,745      32,193,799      29,121,614     28,212,818

(1) This loan balance will continue to perpetuate as long as the Company does business with these insurance companies as they have done in the past.

                             PART II

ITEM 7 - MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Results of Operations

During the year ended September 30, 1996, the demand for life insurance and mutual fund investments marketed by the Company to U.S. military personnel remained strong and total current sales continued to increase. Commission revenue for the year ended September 30, 1996 increased 7.6%
to $116,632,069 from $108,443,810 recorded during the year ended September 30, 1995. This compares to a 7.9% increase from fiscal year 1994 to 1995. The percentage increase in commission revenue for fiscal year 1996 is the second lowest increase since fiscal year 1992. However, the largest increase in recent years has been 11.8%. After factoring in the recent low inflation rates, the increase in commission revenue of 7.6% is still very comparable to the past several years. These variances are
attributable to IRA, Inc. and each of its subsidiaries.   This overall
increase in commission revenue is considered to be continuing a trend which has occurred over the past several years, and is expected to continue in the future due to the long term personal financial management philosophy espoused to clients, an effectively trained sales force and efficient marketing practices used by the Company's sales agents.

The overall growth in commission revenue occurred at a lower rate for insurance sales than it did for mutual fund sales. During the past fiscal year commission revenue for insurance sales increased 5.5% to $72,975,873 and commission revenue for mutual fund sales increased 11.1% to $43,656,196. The percentage increases from fiscal year 1994 to 1995 were 9.2% and 5.8%, respectively, for insurance and mutual fund sales. The larger percentage increase in mutual fund sales was due mainly to the abundance of favorable press given to mutual funds over the past couple of years and the public's increased recognition of the importance of saving for retirement. The Company does not foresee a decrease in mutual fund investing in the future unless a serious "bear market" were to occur and investors start becoming more conservative in their savings methods.

The Company's analysis of the impact of base closures and force reduction in the U.S. military indicates to the Company a minimal impact upon existing agents in the field and a market which will continue to present an opportunity for growth of the Company's business. Specifically, the Company estimates that it will still be selling, and providing service, to less than twenty-five percent of its potential overall market (Rank of E-6 and above including all warrant and commissioned officer ranks) during the forthcoming year.

Commissions, incentive commissions, and agent expenses for the years ended September 30, 1996 and 1995 increased 7.2% and 8.9%, respectively, in the aggregate. These increases are consistent with the increase in commissions revenue. Commissions, incentive commissions, and agent expenses have been 74% of commission revenues for each of the past three fiscal years. This constant relationship may not continue in the future because it is expected that a growing proportion of the future increases in commission revenue will result from trail or renewal commissions.
Trail and renewal commission revenue result from sales made in prior years.

The Company receives reduced commissions for several years subsequent to the actual sale, whereas the agents are generally paid commissions for


                            PART II

ITEM 7 - MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS - Continued

Results of Operations - Continued

only twelve months after a sale. Therefore, commissions and agent expenses could decrease in relation to commission revenue. This has yet to occur since part of the compensation paid by the Company to its agents is in the form of discretionary incentive commissions called "Future Incentive Commissions" and voluntary allocations to the agents' Deferred Career Commission Plan (DCCP). By utilizing these discretionary compensation methods the Company has the ability to better control its costs, as well as provide more rewards to the best producing sales agents.

General and administrative expenses for the years ended September 30, 1996 and 1995 increased $728,499 or 3.3% and $2,483,083 or 12.7%, respectively, over their prior years. The increase from 1995 to 1996 is considered a general inflationary increase. A significant component of the fiscal year 1995 increases were salaries and other employee benefit related costs resulting from hiring additional employees and providing existing employees with competitive pay increases. These new employees' salaries and other employee benefit related costs, in addition to standard pay raises, caused general and administrative expenses to increase from $11,161,606 in fiscal year 1994 to $12,073,913 in fiscal year 1995. This
represents a 8.2% increase from fiscal year 1994 to 1995.   The additional
employees hired during fiscal year 1995 were primarily in the Financial Programs department. The remaining significant increase in general and administrative expenses from fiscal year 1994 to 1995 resulted from a major PC software project titled "WinUSPA ". This project will redesign the field automation system currently used by the Company's agents. The WinUSA project is currently in the implementation stage.

The total of other income for the year ended September 30, 1996 decreased $481,685 to $3,719,793. The total of other income for the year ended September 30, 1995 increased $737,225 from the prior year. These fluctuations of other income are mainly due to the timing of mutual fund distributions.

Income before income taxes has remained fairly constant as a percentage of commission revenues for the past few years. For the years ended September 30, 1996, 1995 and 1994 income before income taxes has been 9.7%, 9.3% and 10.5% of total commission revenues.

Liquidity and Financial Resources

The Company has operated with a working capital deficiency during all of the periods presented in the accompanying selected financial data. The Company has been able to do this because of its loans from insurance companies. As long as the Company continues to do business in this manner with these insurance companies (there are no current intentions to change) the loan balance will continue to replenish itself from first year insurance commission advances. The Company had a ratio of current assets to current liabilities of .86 to 1 and .78 to 1 at September 30, 1996 and 1995, respectively. The current ratios when excluding the loans from insurance companies balances are 1.38 to 1 and 1.43 to 1, respectively.

The Company had a net increase of $2,675,735 in cash and cash equivalents from the prior year. As reflected in the statement of cash flows, net


                             PART II

ITEM 7 - MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS - Continued

Liquidity and Financial Resources - Continued

cash provided by operating activities continued to remain strong. During the year ended September 30, 1996, a significant amount of cash flows were utilized in investing activities. The two most significant investment cash flow uses in 1996 were the purchase of $4,087,976 of mutual fund shares and $523,287 of property and equipment.

The Company has land which is intended to be used as a future site for the construction of a building. The Company is planning to accumulate $3,800,000 annually through 1998, for a total accumulation of $19,000,000, for the construction of this additional office facility for the Home Office. The Company is also planning to start a financial institution in early 1997. This financial institution inititative will require approximately $6,000,000 in capitalization funds. Once the financial institution begins operations, it is not expected to have a significant impact on the operating income of the Company. The remaining retained earnings of the Company have been accumulated in anticipation of other future capital expenditures and as an additional reserve against contingencies.

These retained earnings have for the most part been invested in equity and money market mutual funds. The equity mutual funds have been classified as noncurrent assets since there are no intentions to liquidate these investments during the next year.

From its inception, the Company has exercised its option of purchasing the Company stock owned by agents and employees when their active association with the Companies ended. During the years ended September 30, 1996 and 1995 the Company redeemed 129,963 shares and 39,325 shares, respectively. The Company plans to continue to exercise this option so as to limit stock ownership to those actively involved in the business.

During the years ended September 30, 1996 and 1995, 104,700 and 147,742 shares of Class B, non-voting common stock were issued from Treasury Stock at $26.56 and $23.44 per share, respectively. These stock offerings were accomplished using registration statement Form S-1. The primary purpose of these offerings was to provide the Company's agents with an opportunity to purchase shares of the Company. The net proceeds will be used for the continuing operation of the Company's business, for further development and expansion, and for limited contingency planning. It is not anticipated that any part of the net proceeds will be used for the purpose of retiring or reducing any indebtedness of the Company.

Return on total equity was 19% and 21% for 1996 and 1995, respectively. Management has goals of maintaining a return of 15% to 25% in the future.

Presently, the Company has no debt outstanding under its $1,000,000 revolving line of credit. The Company feels that, between its current cash position and the working capital generated by operations, it can adequately meet normal financing requirements and any future expansion goals.





                            PART II

ITEM 8 - FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

Financial Statements

The accompanying consolidated financial statements of Independent Research Agency for Life Insurance, Inc. and Subsidiaries as of September 30, 1996, 1995 and 1994 and for the years ended September 30, 1996, 1995 and 1994 are presented in accordance with Regulation S-X. Independent Research Agency for Life Insurance, Inc. is subject to the reporting requirements of Section 15(d) of the Securities Exchange Act of 1934.

Supplementary Data

The selected quarterly financial data required by Item 302(a) of Regulation S-K is omitted because the Registrant does not meet both of the specified tests.

Index to Consolidated Financial Statements
                                                                   Page

Report of Independent Certified Public Accountants . . . . . . . . . 12

Consolidated Balance Sheets - September 30, 1996, 1995 and 1994. . . 13

Consolidated Statements of Income - Years ended September 30, 1996,
 1995 and 1994 . . . . . . . . . . . . . . . . . . . . . . . . . . . 15

Consolidated Statements of Changes In Stockholders' Equity - Years
 ended September 30, 1996, 1995 and 1994 . . . . . . . . . . . . . . 16

Consolidated Statements of Cash Flows - Years ended September 30,
 1996, 1995 and 1994 . . . . . . . . . . . . . . . . . . . . . . . . 18

Notes to Consolidated Financial Statements . . . . . . . . . . . . . 20



November 15, 1996
 (Except Note 11, as to which
 the date is December 2, 1996)

Board of Directors
Independent Research Agency
 for Life Insurance, Inc. and Subsidiaries
Fort Worth, Texas

                REPORT OF INDEPENDENT CERTIFIED PUBLIC ACCOUNTANTS

We have audited the accompanying consolidated balance sheets of Independent Research Agency for Life Insurance, Inc. and Subsidiaries as of September 30, 1996, 1995 and 1994, and the related consolidated statements of income, changes in stockholders' equity, and cash flows for the years then ended. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Independent Research Agency for Life Insurance, Inc. and Subsidiaries as of September 30, 1996, 1995 and 1994, and the consolidated results of their operations and their cash flows for the years then ended in conformity with generally accepted accounting principles.

As described in Notes 3 and 8 to the financial statements, the Company changed its method of accounting for marketable securities and income taxes during the year ended September 30, 1994 as required by the provisions of Statements of Financial Accounting Standards No. 109 and No. 115.



BRANTLEY, FRAZIER, ROGERS & COMPANY, P.C.

          INDEPENDENT RESEARCH AGENCY FOR LIFE INSURANCE, INC.
                            AND SUBSIDIARIES
                      CONSOLIDATED BALANCE SHEETS
                   SEPTEMBER 30, 1996, 1995 AND 1994

                                 ASSETS

CURRENT ASSETS                          1996         1995        1994

 Cash - Demand deposits           $   659,899  $   454,159  $ 1,792,100
 Cash - Money market mutual
  fund accounts - Note 2            18,789,033   16,319,038   14,481,829
 Commissions receivable - Note 2     2,671,831    2,319,856    2,060,310
 Agents' loans and advances
  - Note 2                             745,189      940,067      834,728
 Accounts receivable - Customers
  - Note 2                                 -0-      115,000      231,718
 Accounts receivable - Other
  - Note 2                              79,641      643,179       78,649
 Income taxes receivable - Note 8      336,579      374,799          -0-
 Prepaid expenses                      110,139       48,803       54,529
 Deferred income taxes - Note 8        534,016      152,128      533,360

   Total Current Assets             23,926,327   21,367,029   20,067,223

PROPERTY AND EQUIPMENT - At Cost - Note 2

 Land                                3,528,333    3,528,333    1,963,930
 Office building                     9,403,496    9,383,158    9,182,167
 Other buildings and improvements      131,746      131,746      131,746
 Office/computer equipment and
  furniture                          6,543,017    6,393,679    4,831,049
 Automobiles                           300,497      295,218      265,039

    Total Property and Equipment    19,907,089   19,732,134   16,373,931

 Less: Accumulated depreciation      (7,292,895)  (6,428,646)  (5,490,561)

    Net Property and Equipment      12,614,194   13,303,488   10,883,370

OTHER ASSETS

 Marketable securities at market
  value - Notes 2 and 3             52,036,944   44,852,015   35,047,540
 Memberships                            62,467       62,467       47,467
 Notes receivable - Other               50,000       50,000       50,000

    Total Other Assets              52,149,411   44,964,482   35,145,007


TOTAL ASSETS                       $88,689,932  $79,634,999  $66,095,600













                      LIABILITIES AND STOCKHOLDERS' EQUITY


CURRENT LIABILITIES                     1996         1995        1994

 Accounts payable                   $   423,714  $   486,402 $   732,908
 Accrued commissions payable          2,758,258    2,533,614   2,243,633
 Accrued bonuses payable              9,959,319    9,210,740   8,516,428
 Accrued contribution payable to
  employees' Profit Sharing Plan
  - Note 9                           1,058,617      941,601     952,952
 Income taxes payable - Note 8           4,981      626,927   1,285,017
 Deferred Career Commission Plan
  payable - Note 10                    489,502      423,114         -0-
 Accrued sales meeting expense       1,557,397      275,000   1,430,867
 Other accrued liabilities             418,168      426,536     354,644
 Notes payable - Note 5                613,716          -0-         -0-
 Loans from insurance companies
  - Note 4                           10,458,853   12,319,485  11,128,518

    Total Current Liabilities        27,742,525   27,243,419  26,644,967

LONG-TERM OBLIGATIONS

 Accrued sales meeting expense and
  other                                   1,611      289,111       1,611
 Notes payable - Note 5                 494,650          -0-         -0-
 Deferred Career Commission Plan
  payable - Note 10                  14,571,565    9,796,309   5,208,298
 Deferred income taxes - Note 8       1,930,874    2,291,415   2,046,925

    Total Long-Term Obligations      16,998,700   12,376,835   7,256,834

STOCKHOLDERS' EQUITY

 Common stock - Note 6
   Class A - Voting                          10           10          10
   Class B - Non-Voting                  55,729       55,729      55,729
 Additional paid-in capital           2,830,260    3,472,253     424,761
 Retained earnings - Notes 7
  and 11                              31,223,388   28,305,327  26,542,341
 Unrealized holding gains - Note 3    9,875,400    8,217,001   5,208,702
 Treasury stock - Class A Common,
  at par - Note 6                             (8)          (8)         (8)
 Treasury stock - Class B Common,
  at par - Note 6                        (36,072)     (35,567)    (37,736)

    Total Stockholders' Equity      43,948,707   40,014,745  32,193,799

TOTAL LIABILITIES AND STOCK-
 HOLDERS' EQUITY                   $88,689,932  $79,634,999 $66,095,600

The accompanying notes to financial statements are an integral part of these statements.


          INDEPENDENT RESEARCH AGENCY FOR LIFE INSURANCE, INC.
                            AND SUBSIDIARIES
                   CONSOLIDATED STATEMENTS OF INCOME
         FOR THE YEARS ENDED SEPTEMBER 30, 1996, 1995 AND 1994


COMMISSIONS REVENUE                 1996          1995          1994

 Insurance sales               $ 72,975,873  $ 69,165,124  $ 63,367,022

 Mutual fund sales               43,656,196    39,278,686    37,124,611

    Total Commissions Revenue   116,632,069   108,443,810   100,491,633

OPERATING EXPENSES

 Commissions and agent expenses
  - Note 10                     (86,309,517)  (80,507,964)  (73,902,369)
 General and administrative
  expenses - Note 9             (22,730,849)  (22,002,350)  (19,519,267)

    Total Operating Expenses   (109,040,366) (102,510,314)  (93,421,636)

INCOME FROM OPERATIONS           7,591,703     5,933,496     7,069,997

OTHER INCOME (EXPENSES)

 Interest income                   846,607       777,897       417,149
 Investment income - Including net
  gains on sales of investments
  - Note 3                       3,216,870     3,616,571     3,272,036
 Net rental and other expense      (268,148)     (116,795)     (155,222)
 Interest expense                   (66,100)      (23,925)      (23,033)
 Loss on sales of property and
  equipment                          (9,436)      (52,270)      (46,677)

    Total Other Income           3,719,793     4,201,478     3,464,253

INCOME BEFORE INCOME TAXES       1,311,496    10,134,974    10,534,250

PROVISION FOR INCOME TAXES
 - Note 8                        (3,842,639)   (3,417,024)   (3,561,062)

NET INCOME                    $  7,468,857  $  6,717,950  $  6,973,188

EARNINGS PER SHARE - Note 2   $       7.97  $       7.18  $       7.51



The accompanying notes to financial statements are an integral part of these statements.


          INDEPENDENT RESEARCH AGENCY FOR LIFE INSURANCE, INC.
                           AND SUBSIDIARIES
       CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY
         FOR THE YEARS ENDED SEPTEMBER 30, 1996, 1995 AND 1994
                                      Common Stock         Additional
                                  Class         Class       Paid-In
                                    A             B         Capital

BALANCE - September 30, 1993   $         10  $     55,729  $ 2,329,704

Cumulative effect of change in
 accounting principle for
 marketable securities - Note 3
Purchase of treasury stock - Note 6                          (1,904,943)
Payment of dividend - Note 7
Net income
Net change in unrealized holding
 gains (losses) on securities
 available for sale - Note 3

BALANCE - September 30, 1994   $         10  $     55,729  $   424,761

Purchase of treasury stock
 - Note 6                                                     (350,489)
Payment of dividend - Note 7
Proceeds from stock issuance
 - Note 6                                                    3,397,981
Net income
Net change in unrealized holding
 gains on securities available
 for sale - Note 3

BALANCE - September 30, 1995   $         10  $     55,729  $ 3,472,253

Purchase of treasury stock
 - Note 6                                                   (3,379,850)
Payment of dividend - Note 7
Proceeds from stock issuance
 - Note 6                                                    2,737,857
Net income
Net change in unrealized holding
 gains on securities available
 for sale - Note 3

BALANCE - September 30, 1996   $         10  $     55,729  $ 2,830,260



               Unrealized      Treasury Stock           Total
 Retained        Holding      Class       Class      Stockholders'
 Earnings         Gains         A           B           Equity

$26,772,200    $      -0-    $   (8)    $(36,021)    $29,121,614



                5,496,372                              5,496,372
                                          (1,715)     (1,906,658)
 (7,203,047)                                          (7,203,047)
  6,973,188                                            6,973,188


                 (287,670)                              (287,670)

 26,542,341     5,208,702        (8)     (37,736)     32,193,799


   (564,731)                                (786)       (916,006)
 (4,390,233)                                          (4,390,233)

                                           2,955       3,400,936
  6,717,950                                            6,717,950


                3,008,299                              3,008,299

 28,305,327     8,217,001        (8)     (35,567)     40,014,745


                                          (2,599)     (3,382,449)
 (4,550,796)                                          (4,550,796)

                                           2,094       2,739,951
  7,468,857                                            7,468,857


                1,658,399                              1,658,399

$31,223,388    $9,875,400    $   (8)    $(36,072)    $43,948,707



The accompanying notes to financial statements are an integral part of these statements.


          INDEPENDENT RESEARCH AGENCY FOR LIFE INSURANCE, INC.
                            AND SUBSIDIARIES
                 CONSOLIDATED STATEMENTS OF CASH FLOWS
         FOR THE YEARS ENDED SEPTEMBER 30, 1996, 1995 AND 1994

            INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS

CASH FLOWS FROM OPERATING ACTIVITIES 1996         1995          1994
 Commissions revenue received    $116,277,714  $108,172,477  $100,425,548
 Commissions paid to agents       (78,914,869)  (73,709,584)  (68,841,581)
 Operating expenses paid          (20,070,746)  (20,094,588)  (17,202,074)
 Sales meeting expenses paid       (1,168,286)   (2,309,149)     (871,531)
 Contribution to employees'
  Profit Sharing Plan              (1,034,981)  (1,053,022)    (1,043,649)
 Interest income received             846,607      777,897        417,149
 Interest expense paid                (29,075)     (23,925)       (23,033)
 Investment income received         3,216,870    3,616,571      1,891,544
 Net rental and other expense
  paid                               (268,148)    (116,795)      (155,372)
 Net customers' custodial fund
  received (paid)                     175,000     (388,538)       133,255
 Income taxes paid                 (6,253,259)  (5,381,960)    (2,938,037)
 Income taxes refunded                230,138        3,520          7,863
    Net Cash Provided by
     Operating Activities          13,006,965    9,492,904     11,800,082

CASH FLOWS FROM INVESTING ACTIVITIES
 Net receipts (payments) on agents'
  loans and advances                  194,878     (105,339)      (393,037)
 Proceeds from sales of
  investments                            -0-          -0-       5,694,192
 Purchase of investments           (4,087,976)  (4,602,720)    (3,276,466)
 Proceeds from sales of property
  and equipment                        30,715       30,698         47,605
 Purchase of property and
  equipment                          (523,287)  (3,586,939)    (1,043,432)
 Memberships purchased                  -0-        (15,000)        (2,359)

    Net Cash Provided By (Used In)
     Investing Activities          (4,385,670)  (8,279,300)     1,026,503

CASH FLOWS FROM FINANCING ACTIVITIES
 Net receipts (payments) on loans
  from insurance companies         (1,860,632)   1,190,967        447,135
 Purchase of treasury stock        (2,165,801)    (836,202)    (1,755,426)
 Dividends paid                    (4,550,796)  (4,390,233)    (7,203,047)
 Payments on notes payable           (108,282)     (79,804)      (151,232)
 Proceeds from stock issuance       2,780,832    3,463,072            -0-
 Stock issuance costs                 (40,881)     (62,136)           -0-

    Net Cash Used In Financing
     Activities                    (5,945,560)    (714,336)    (8,662,570)

NET INCREASE IN CASH AND CASH
 EQUIVALENTS                        2,675,735      499,268      4,164,015

CASH AND CASH EQUIVALENTS
 Beginning of Year                 16,773,197   16,273,929     12,109,914

CASH AND CASH EQUIVALENTS
 End of Year                      $19,448,932  $16,773,197    $16,273,929




                RECONCILIATION OF NET INCOME TO NET CASH
                    PROVIDED BY OPERATING ACTIVITIES

NET INCOME                         1996        1995          1994
 Adjustments for Items
  Included in Net Income       $ 7,468,857 $ 6,717,950     $ 6,973,188
 Not Providing or Using Cash:
    Depreciation expense         1,172,430   1,083,853         984,501
    Gain on sales of investments       -0-         -0-      (1,380,492)
    Loss on sales of property and
     equipment                       9,436      52,270          46,677
    Decrease in deferred income
     taxes due to operations    (2,180,983) (1,567,734)     (1,173,514)
    Bad debt expense                 2,380      11,787           5,901

 Other Adjustments to Reconcile Net
  Income to Net Cash Provided by
  Operating Activities:
    Increase in commissions
     receivable                   (354,355)   (271,333)        (66,085)
    (Increase) decrease in other
      various receivables          716,758    (822,611)        466,543
    (Increase) decrease in
     prepaid expenses              (61,336)      5,726           4,041
    Increase (decrease) in
     accounts payable and
     accrued expenses            1,400,502    (800,021)      3,782,789
    Increase (decrease) in other
     accrued liabilities            (8,368)     71,892         (46,903)
    Increase in Deferred Career
     Commission Plan payable     4,841,644   5,011,125       2,203,436

NET CASH PROVIDED BY OPERATING
 ACTIVITIES                    $13,006,965 $ 9,492,904     $11,800,082


         SUPPLEMENTAL SCHEDULE OF NON-CASH FINANCING ACTIVITIES

During the years ended September 30, 1996, 1995 and 1994, IRA Inc. Issued notes payable in the amounts of $1,216,648, $79,804 and $151,232, respectively, to stockholders as consideration for the repurchase of their stock by the Company.


The accompanying notes to financial statements are an integral part of these statements.


          INDEPENDENT RESEARCH AGENCY FOR LIFE INSURANCE, INC.
                            AND SUBSIDIARIES
               NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                   SEPTEMBER 30, 1996, 1995 AND 1994


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

The subsidiaries IRA Hawaii, IRA Wyoming, IRA Montana, IRA New York, IRA Nevada and IRA Alabama are maintained solely to permit IRA, Inc. to do business in those states.

IRA, Inc., IRA Hawaii, IRA Wyoming, IRA Montana, IRA New York, IRA Nevada and IRA Alabama are engaged in the sale of life insurance to United States professional military personnel. USPA is engaged in the sale of mutual funds to United States professional military personnel as a broker-dealer registered with the Securities and Exchange Commission and the National Association of Securities Dealers, Inc. The companies share common employees, sales agents and representatives, and office facilities. Home offices are located in Fort Worth, Texas. The companies' agents and representatives maintain offices in approximately 145 cities located in 41 states, 1 U.S. territory and 2 foreign countries.

NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

This summary of significant accounting policies of IRA, Inc. is presented to assist in understanding IRA, Inc.'s financial statements. The financial statements and notes are representations of IRA, Inc.'s management who are responsible for their integrity and objectivity. These accounting policies conform to generally accepted accounting principles and have been consistently applied in the preparation of the financial statements.

PRINCIPLES OF CONSOLIDATION

The consolidated financial statements include the accounts of IRA, Inc. and its wholly-owned subsidiaries, USPA, IRA Hawaii, IRA Wyoming, IRA Montana, IRA New York, IRA Nevada and IRA Alabama. All intercompany accounts and transactions have been eliminated.






          INDEPENDENT RESEARCH AGENCY FOR LIFE INSURANCE, INC.
                            AND SUBSIDIARIES
               NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                   SEPTEMBER 30, 1996, 1995 AND 1994


NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES - Continued

RECOGNITION OF COMMISSIONS REVENUE

Commissions revenue on sales of insurance policies and mutual fund investments by the Companies' sales agents are recognized when earned from the insurance and mutual fund companies. Commissions are paid to the Company usually monthly, as they are earned on investments made or premiums paid by the individual investors and policyholders to the mutual fund and insurance companies.

ESTIMATES

The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect certain reported amounts and disclosures. Actual results could differ from those estimates.

DEPRECIATION

Depreciation of property and equipment is computed using the straight-line method over the following estimated useful lives:
                                                    Estimated Lives

Buildings and improvements                             7-40 years
Other property and equipment                           3-10 years

Depreciation expense amounted to $1,172,430, $1,083,853, and $984,501 for the years ended September 30, 1996, 1995 and 1994, respectively.

MARKETABLE SECURITIES

Nearly all of the investments of IRA, Inc. are in publicly traded mutual funds. IRA, Inc. has classified these investments as available-for-sale securities. Therefore, these securities are reported at fair value with unrealized gains and losses excluded from earnings and reported net of taxes as a separate component of stockholders' equity. Realized gains and losses, determined by using the average cost method, are included in earnings.

CASH AND CASH EQUIVALENTS

For purposes of the statement of cash flows, cash and cash equivalents includes Cash - Demand deposits and Cash - Money market mutual fund accounts. The funds in the money market mutual fund accounts are with various investment companies. The invested funds earn interest at prevailing rates while on deposit and may be withdrawn on demand by check.

CONCENTRATION OF CREDIT RISK

Financial instruments that potentially subject IRA, Inc. to concentrations of credit risk consist principally of temporary cash investments, commissions receivable and marketable securities. IRA, Inc. places its


           INDEPENDENT RESEARCH AGENCY FOR LIFE INSURANCE, INC.
                            AND SUBSIDIARIES
               NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                   SEPTEMBER 30, 1996, 1995 AND 1994


NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES - Continued

temporary cash investments and marketable securities with financial institutions and investment companies. IRA, Inc. limits the amount of credit exposure to any one company or institution. Concentrations of credit risk with respect to commissions receivable are limited due to the number of investment and insurance companies comprising IRA, Inc.'s customer base. As of September 30, 1996, 1995 and 1994, IRA, Inc. had no significant concentrations of credit risk.

EARNINGS PER SHARE

Earnings per share is calculated based on the weighted average of shares outstanding during the period. For the years ended September 30, 1996, 1995 and 1994, the weighted average of shares outstanding were 937,224, 935,048, and 928,830, respectively.

AGENT LOANS AND ADVANCES

Agent loans and advances consist of both secured and unsecured obligations. The majority of the loans relate to the purchase of computer equipment and are secured by future commissions receivable. The book value of the loans are considered to approximate fair value.

INCOME TAXES

Deferred income tax assets and liabilities are computed annually for differences between the financial statement and tax basis of assets and liabilities that will result in taxable income or deductions in the future based on enacted tax laws and rates applicable to the periods in which the differences are expected to affect taxable income. Valuation allowances are established when necessary to reduce deferred tax assets to the amount expected to be realized. Income tax expense is the tax payable or refundable for the period plus or minus the change during the period in deferred tax assets and liabilities.

RECLASSIFICATIONS

The accompanying financial statements for the years ended September 30, 1995 and 1994 reflect certain reclassifications to conform with classifications adopted for the year ended September 30, 1996. These reclassifications have no effect on net income or retained earnings as previously reported.

NOTE 3 - MARKETABLE SECURITIES

As of September 30, 1996, 1995 and 1994, nearly all of the investment securities of IRA, Inc. are in publicly traded mutual funds. At September 30, 1996, 1995 and 1994, the investment securities portfolio was comprised of securities classified as available for sale in conjunction with the adoption of Statement of Financial Accounting Standards (SFAS) No. 115 "Accounting for Certain Investments in Debt and Equity Securities". SFAS No. 115 does not allow retroactive restatement and, therefore, the investment securities portfolio at September 30, 1993, was carried at the

          INDEPENDENT RESEARCH AGENCY FOR LIFE INSURANCE, INC.
                            AND SUBSIDIARIES
               NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                   SEPTEMBER 30, 1996, 1995 AND 1994


NOTE 3 - MARKETABLE SECURITIES - Continued

 lower of aggregate cost or market. The investment securities portfolio at September 30, 1996, 1995 and 1994, is carried at market. The cumulative effect on October 1, 1993 of adopting this accounting principle was to increase stockholders' equity by $5,496,372.

The determination of classifying the marketable securities as either current or noncurrent is based upon management's intention to liquidate specific securities within one year. The aggregate cost and market values of IRA, Inc.'s marketable securities as of September 30, 1996, 1995 and 1994, are as follows:

                                      1996         1995         1994

Total Marketable Securities
 (At Cost)                       $35,763,923  $31,675,947  $27,073,227

Gross unrealized gains
 - noncurrent portion             16,273,021   13,188,040    8,017,293
Gross unrealized losses
 - noncurrent portion                    -0-      (11,972)     (42,980)

Net unrealized gains
 - noncurrent portion             16,273,021   13,176,068    7,974,313

Total Marketable Securities
 (At Market)                     $52,036,944  $44,852,015  $35,047,540

Proceeds from sales of investment securities were $5,694,192 for the year ended September 30, 1994. The realized gains on these sales amounted to $1,380,492. There were no sales of investment securities for the years ended September 30, 1996 and 1995. The average cost method is used to determine the cost of each security at the time of sale.

The excess of market over cost of $16,273,021, $13,176,068 and $7,974,313 is reflected net of taxes in a separate component of stockholders' equity as of September 30, 1996, 1995 and 1994 as follows:

                                      1996        1995        1994

Net unrealized holding gain       $16,273,021  $13,176,068  $7,974,313
Unrealized holding gain
 designated to the
 Deferred Career Commission Plan   (1,310,294)    (726,066)    (86,859)
Tax effect reflected in deferred
 taxes                              (5,087,327)  (4,233,001) (2,678,752)

Unrealized Holding Gain
 - Stockholders' Equity           $ 9,875,400  $ 8,217,001  $5,208,702





          INDEPENDENT RESEARCH AGENCY FOR LIFE INSURANCE, INC.
                            AND SUBSIDIARIES
               NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                   SEPTEMBER 30, 1996, 1995 AND 1994


NOTE 3 - MARKETABLE SECURITIES - Continued

The net change in the unrealized holding gain as reflected in a separate component of stockholders' equity as of September 30, 1996, 1995 and 1994 was calculated as follows:

                                      1996         1995         1994

Realized gain on sales during
 the year                         $     -0-   $      -0-   $(1,380,492)
Appreciation of value on
 securities sold from beginning
 of year to date of sale                -0-          -0-        37,569
Net unrealized gain for the year
 on securities not sold           3,096,953    5,201,755       993,918

Net Increase (Decrease) in
 Unrealized Holding Gains         3,096,953    5,201,755      (349,005)
Net Increase in Unrealized
 Holding Gains on DCCP Investments (584,228)    (639,207)      (86,859)
Tax effect on Company designated
 investments                       (854,326)  (1,554,249)      148,194

Net Change in Unrealized Holding
 Gains                           $1,658,399   $3,008,299   $  (287,670)

NOTE 4 - LOANS FROM INSURANCE COMPANIES

Loans from insurance companies represent non-interest bearing loans from four insurance companies which IRA, Inc. represents as general agent. The amounts of the loans are adjusted monthly and are calculated to be equal to the difference between the total amount of first year commissions on certain insurance policies sold by IRA, Inc. and the amount of the first year commissions earned by IRA, Inc. on the policies.

NOTE 5 - NOTES PAYABLE AND REVOLVING LINE OF CREDIT

As consideration for the repurchase of stock, IRA, Inc. issued notes payable to some stockholders. As of September 30, 1996 there are notes payable outstanding to three former stockholders. These notes payable have interest rates ranging from 5.0% to 6.0% with maturity dates ranging from January 2, 1997 to January 2, 1998. These notes payable are unsecured. The principal payments on these notes payable are due as follows:

             Year Ended
            September 30,                            Amount
                1997                              $  613,716
                1998                                 494,650
                Total                             $1,108,366

Based on borrowing rates currently available to IRA, Inc. For loans with similar terms and maturities, the book value of notes payable as of September 30, 1996 are considered to approximate fair value.


          INDEPENDENT RESEARCH AGENCY FOR LIFE INSURANCE, INC.
                            AND SUBSIDIARIES
               NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                   SEPTEMBER 30, 1996, 1995 AND 1994


NOTE 5 - NOTES PAYABLE AND REVOLVING LINE OF CREDIT - Continued

During the year ended September 30, 1993 IRA, Inc. established a $1,000,000, one year revolving line of credit. The revolving line of credit has since been renewed on an annual basis. Bank advances on the credit line are payable on or before December 31, 1996 and carry an interest rate at the Bank's prime rate. The credit line is unsecured. IRA, Inc. had not made any draws on the credit line during the years ended September 30, 1996, 1995 and 1994.

NOTE 6 - COMMON STOCK

At September 30, 1996, 1995 and 1994, the common stock of IRA, Inc. is as follows:

                                              Class A     Class B
Voting rights                                 Voting    Non-Voting
Par value per share                            $0.10         $0.02
Number of shares authorized                    1,000   100,000,000

                                              Class A     Class B
At September 30, 1996
 Number of shares issued                        100      2,786,435
 Number of previously issued shares
  repurchased and held as treasury stock         75      1,803,643
 Number of shares outstanding                    25        982,792

At September 30, 1995
 Number of shares issued                        100      2,786,435
 Number of previously issued shares
  repurchased and held as treasury stock         75      1,778,380
 Number of shares outstanding                    25      1,008,055

At September 30, 1994
 Number of shares issued                        100      2,786,435
 Number of previously issued shares
  repurchased and held as treasury stock         75      1,886,797
 Number of shares outstanding                    25        899,638

STOCK ISSUANCE

During the year ended September 30, 1996, IRA, Inc. issued 104,700 shares of Class B treasury stock at $26.56 per share. This provided total proceeds of $2,780,832 of which $40,881 was used to pay stock issuance costs. This increased additional paid-in capital by $2,737,857 and decreased treasury stock by $2,094. During the year ended September 30, 1995, IRA, Inc. issued 147,742 shares of Class B treasury stock at $23.44 per share. This provided total proceeds of $3,463,072 of which $62,136 was used to pay stock issuance costs. This increased additional paid-in capital by $3,397,981 and decreased treasury stock by $2,955.





           INDEPENDENT RESEARCH AGENCY FOR LIFE INSURANCE, INC.
                            AND SUBSIDIARIES
               NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                   SEPTEMBER 30, 1996, 1995 AND 1994


NOTE 6 - COMMON STOCK - Continued

PURCHASE OF TREASURY STOCK

During the years ended September 30, 1996, 1995 and 1994, IRA, Inc. repurchased a total of 129,963 shares, 39,325 shares, and 85,731 shares, respectively, of its previously outstanding Class B common stock in accordance with the terms of its stock agreements with shareholders. The total cost of the stock repurchased was $3,382,449 for the year ended September 30, 1996, $916,006 for the year ended September 30, 1995, and $1,906,658 for the year ended September 30, 1994.

STOCK AGREEMENTS

All shares of IRA, Inc. are subject to agreements between the shareholders and IRA, Inc. setting forth limitations of transferability and the rights of IRA, Inc. to repurchase the stock. The provisions are summarized as follows:

  1. All shareholders must be at all times duly contracted agents licensed to sell insurance in Texas.

  2. In the event of a shareholder's death, or his desire to sell or otherwise dispose of stock, the shareholder or the shareholder's executor must offer such shares to IRA, Inc. IRA, Inc. will repurchase such shares within ninety (90) days after receipt of such notice at a price to be established at least annually by IRA, Inc. IRA, Inc. will pay all cash for such shares, or may, as determined by IRA, Inc. at its sole discretion, issue a note as full or partial consideration for such repurchase.

  3.  Shares are restricted from encumbrance.

  4. IRA, Inc. has the right, on thirty (30) days written notice to stockholder, to repurchase that number of shares of common stock from stockholder representing the shares in excess of five percent of the Company's outstanding shares of common stock.

NOTE 7 - CASH DIVIDENDS

On December 1, 1995, a cash dividend of $4.50 per share ($4,550,796) was paid by IRA, Inc. from retained earnings on its Class B common stock to its shareholders of record as of September 30, 1995.

On December 1, 1994, a cash dividend of $4.88 per share ($4,390,233) was paid by IRA, Inc. from retained earnings on its Class B common stock to its shareholders of record as of September 30, 1994.

On December 1, 1993, a cash dividend of $7.31 per share ($7,203,047) was paid by IRA, Inc. from retained earnings on its Class B common stock to its shareholders of record as of September 30, 1993.




           INDEPENDENT RESEARCH AGENCY FOR LIFE INSURANCE, INC.
                            AND SUBSIDIARIES
               NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                   SEPTEMBER 30, 1996, 1995 AND 1994


NOTE 8 -  INCOME TAXES

Effective October 1, 1993, the Companies adopted SFAS No. 109, Accounting for Income Taxes, which requires an asset and liability approach to financial accounting and reporting for income taxes. Deferred income tax assets and liabilities are computed annually for differences between the financial statement and tax basis of assets and liabilities that will result in taxable income or deductions in the future based on enacted tax laws and rates applicable to the periods in which the differences are expected to affect taxable income. Valuation allowances are established when necessary to reduce deferred tax assets to the amount expected to be realized. Income tax expense is the tax payable or refundable for the period plus or minus the change during the period in deferred tax assets and liabilities. The provisions of SFAS No. 109 did not have a significant impact on the Companies.

Certain items of income and expense are recognized in different years for financial reporting and income tax purposes. Deferred income taxes are provided in recognition of these temporary differences. The items comprising the deferred tax balances as of September 30, 1996, 1995 and 1994 are as follows:

                              1996                        1995
                        Current  Noncurrent         Current  Noncurrent
                         Asset   Liability           Asset   Liability

Effect of tax accumulated
 depreciation  in excess
 of  book accumulated
 depreciation            $         $(1,352,380)  $         $(1,240,047)
Sales meeting accrual     529,515                  93,500       97,750
Portion of accrued
 vacation                   4,501                  58,628
Deferred Career Commission
 Plan accrual                        4,508,833               3,083,883
Unrealized investment holding
 gains                              (5,087,327)             (4,233,001)
Deferred Tax Asset
 (Liability)              $534,016  $(1,930,874)  $152,128   (2,291,415)


         1994
   Current  Noncurrent
    Asset   Liability

$         $(1,106,480)
 486,495

  46,865

            1,738,307

           (2,678,752)

$533,360  $(2,046,925)

           INDEPENDENT RESEARCH AGENCY FOR LIFE INSURANCE, INC.
                            AND SUBSIDIARIES
               NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                   SEPTEMBER 30, 1996, 1995 AND 1994


NOTE 8 -  INCOME TAXES - Continued

Income tax at the federal statutory rate is reconciled to the Companies' actual income tax expense for the years ended September 30, 1996, 1995 and 1994 as follows:

                                1996                        1995
                        Amount       Percent          Amount    Percent

Tax at federal
  statutory rate       $3,845,909      34.0%         $3,445,891   34.0%
Non-taxable income       (180,936)     (1.6)           (131,496)  (1.3)
Non-deductible expenses    75,578       0.7              83,395    0.8
Effect of marginal rates   77,192       0.7                 -0-    0.0
Environmental tax          11,360       0.1               7,920    0.1
Other                      13,536       0.1              11,314    0.1
Provision for Income
 Taxes                 $3,842,639      34.0%         $3,417,024   33.7%

          1994
   Amount     Percent

$3,581,645     34.0%
   (71,039)    (0.7)
    46,363      0.5
     4,617      0.0
     9,900      0.1
   (10,424)    (0.1)
$3,561,062     33.8%

The components of the provision for income taxes as of September 30, 1996, 1995 and 1994 are as follows:

                                  1996          1995          1994
Current tax expense            $5,439,394   $ 4,345,551   $ 4,647,717
Deferred tax benefit           (1,596,755)     (928,527)   (1,086,655)
Provision for Income Taxes     $3,842,639   $ 3,417,024   $ 3,561,062

For federal income tax purposes, IRA, Inc. and its subsidiaries have elected to file separate income tax returns.

NOTE 9 - PROFIT SHARING PLAN

USPA has in effect a qualified, non-contributory employee Profit Sharing Plan, which covers substantially all of the Company's employees. The Profit Sharing Plan contribution expense for the years ended September 30, 1996, 1995 and 1994 amounted to $1,151,997, $1,041,671, and $1,038,863, respectively, and is included on the accompanying statements of income with general and administrative expenses.






           INDEPENDENT RESEARCH AGENCY FOR LIFE INSURANCE, INC.
                            AND SUBSIDIARIES
               NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                   SEPTEMBER 30, 1996, 1995 AND 1994


NOTE 10 - DEFERRED CAREER COMMISSION PLAN

During the year ended September 30, 1993, IRA, Inc. established a Deferred Career Commission Plan for the benefit of its sales agents. This is a nonqualified plan under which commissions accrue for its sales agents until their business relationship with the Company terminates. The sales agents receive no paid commissions under this Plan prior to their termination date. Commissions which are accrued are determined annually based upon IRA, Inc.'s business needs. These accrued commissions payable to the sales agents do not have any superior claims to the assets of IRA, Inc. Deferred Career Commission Plan expense was $4,704,578, $4,390,805, and $2,116,577 for the years ended September 30, 1996, 1995 and 1994, respectively. This expense is included in commissions and agent expenses on the accompanying statements of income. The Deferred Career Commission Plan payable balances for each year are as follows:

                              1996             1995           1994

Commissions accrued to
 Agents                  $  4,015,737     $  4,000,613     $2,012,415
Investment income on DCCP
 designated investments       688,841          390,192        104,162

DCCP Expense                4,704,578        4,390,805      2,116,577
Unrealized holding gains
 on DCCP designated
 investments - See Note       584,228          639,207         86,859
Commissions paid to Agents   (447,162)         (18,887)           -0-

Net Increase in DCCP
 Payable                    4,841,644        5,011,125      2,203,436
DCCP Payable - Beginning
 of Year                   10,219,423        5,208,298      3,004,862

DCCP Payable - End of
 Year                     $15,061,067      $10,219,423     $5,208,298

Classification on the Balance Sheet:

Current                   $   489,502      $   423,114     $      -0-
Noncurrent                $14,571,565      $ 9,796,309     $5,208,298



NOTE 11 - SUBSEQUENT EVENTS - CASH DIVIDENDS

A cash dividend of $7.63 per share ($7,498,703) is to be paid on December 2, 1996 by IRA, Inc. from retained earnings on its Class B common stock to its shareholders of record as of September 30, 1996.

                            PART II

ITEM 9 - CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURES

There has been no Form 8-K filed within 24 months prior to the date of the most recent financial statements reporting a change of accountants or reporting disagreements on any matter of accounting principle, practice, financial statement disclosure, or auditing scope or procedure.



                                PART III

ITEM 10 - DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

A. Identification - The following is a list in tabular form of all Company Directors and Executive Officers as of December 1, 1996, providing their names, ages and positions held as well as the period of time they have served in each position. No arrangements or understandings exist between any of these individuals and any other persons pursuant to which they have been, or will be, selected as a Director or Executive Officer. The term of office of all Executive Officers is one year. The term of office of a Director is, under the Classified Board system of election adopted by the Company in 1989, three years.

     Name              Age                 Title - Time Served

Lamar C. Smith          49          Director (1983 - Present),Chairman
                                    of the Board and Chief Executive
                                    Officer (1992 - Present), President
                                    and Chief Executive Officer (1991),
                                    President and Chief Operating
                                    Officer(1985 - 1991), Member of
                                    Executive Committee of Board of
                                    Directors(1985 - Present)

James L. Lanier         57          Director (1988 - Present), President
                                    and Chief Operating Officer (1992 -
                                    Present), Senior Vice President and
                                    Director of Marketing (1990 - 1991),
                                    Member of Executive Committee of
                                    Board of Directors (1990 - Present),
                                    Regional Vice President (1988 -
                                    1989)

Howard M. Crump         50          Director (1990 - Present),Regional
                                    Vice President (1990 - 1991), Senior
                                    Vice President and Director of
                                    Marketing (1992 - Present), Member
                                    of Executive Committee of the
                                    Board of Directors (1992 - Present)

William A. Dast         60          Director (1983 - Present), Senior
                                    Vice President (1993 - Present),
                                    Treasurer (1980 - Present), Member
                                    of Executive Committee of Board of
                                    Directors (1990 - Present)

Hal N. Craig            59          Director (1993 - Present), Vice
                                    President and Director of Management
                                    Information Systems (1992 - 1993),
                                    Chief Information Officer (1994 -
                                    Present)

Donaldson D. Frizzell   64          Director (1993 - Present) Vice
                                    President and Director of
                                    Investments(1992 - Present)

Charles B. Addison      59          Director (1992 - Present), Regional
                                    Vice President (1992 - 1993)


                                Part III

ITEM 10 - DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

A. Identification - Continued

     Name               Age                 Title - Time Served

Jerry D. Gray             48        Vice President and Director of Client
                                    Services (1988 - 1989), Director
                                    (1990 - Present) and Regional Vice
                                    President (1990 - 1993)

Clinton C. Hayes         46         Director (1992 - Present), Regional
                                    Vice President (1992 - 1993)

David P. Thoreson        65         Director (1994 - Present), Regional
                                    Vice President (1988 - 1993)

Frederic W. Watke        63         Director (1989 - Present), Regional
                                    Vice President (1989 - 1993)

G. Norman Coder          58         Director (1983 - Present), Secretary
                                    (1980 - Present)

William M. Breit         58         Vice President (1994 - Present) and
                                    Director of Personnel and
                                    Administration (1982 - Present)

Margaret L. Galda        51         Vice President (1995 - Present),
                                    Director of Client Services (1994 -
                                    Present) and Assistant Director
                                    of Training (1992 - 1994)

Philip G. Loignon        58         Vice President (1995 - Present),
                                    Director of Financial Programs
                                    (1994 - Present) and Director of
                                    Client Services (1992 - 1994)

Freda J. Payne           65         Director (1983 - Present) (1.)

Carroll H. Payne II      42         Director (1983 - Present) (1.)

Naomi K. Payne           38         Director (1983 - Present) (1.)


(1.) Freda J. Payne is the widow of Carroll H. Payne, who was the father of Carroll H. Payne II and Naomi K. Payne. There are no other family relationships between any of the Directors and Executive Officers of the Company or its subsidiaries.

B. Business Experience - The following is a brief description of the business experience of each Director and Executive Officer during the past five years:

Lamar C. Smith - Having previously been an agent, District Agent, Regional Vice President*, Senior Vice President and Director of Marketing, Mr. Smith was elected President and Chief Operating Officer of the Company in December 1985, and became President and Chief Executive Officer in December 1990, in which capacities he served until January 1992 at which time he became Chairman of the Board and Chief Executive Officer, in which positions he continues to serve.
                                PART III

ITEM 10 - DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT - Continued

B. Business Experience - Continued

James N. Lanier - Mr. Lanier became an agent of the Company in 1983, a District Agent in 1986, an Assistant Regional Agent in 1987, and in 1988 he was elected a Director and Regional Vice President. In January 1990 he became Senior Vice President and Director of Marketing, in which positions he served until January 1992 at which time be became President and Chief Operating Officer, in which positions he continues to serve.

Howard M. Crump - Having been an agent and District Agent, Mr. Crump was appointed Assistant Regional Agent in 1983 and became Regional Agent in January 1990. Mr. Crump was elected Director and Regional Vice President in April 1990, in which capacities he served until January 1992 when he became Senior Vice President and Director of Marketing, in which positions he continues to serve.

William A. Dast - Mr. Dast has been the Company's Treasurer since its creation (1980). He has been on its Board of Directors since 1983. He became Senior Vice President in 1993.

Hal N. Craig - Having previously been an agent, and Director of Programming, Mr. Craig became the Director of Insurance Services in 1988. In 1990 Mr. Craig became the Director of Management Information Systems and was elected Vice President effective January 1992. He was elected a Director effective January 1, 1993. He became Chief Information Officer in 1994.

Donaldson D. Frizzell - Having previously been an agent, Mr. Frizzell became Director of Investments in 1984 and was elected a Vice President effective January 1992. He continues to serve in these capacities. He was elected a Director effective January 1, 1994.

Charles B. Addison - Having previously been an agent and District Agent, Mr. Addison became an Assistant Regional Agent in 1990. Effective January 1992 Mr. Addison was elected Director and Regional Vice President, in which capacities he served through 1993. In 1994 he was reelected a Director.

Jerry D. Gray - Having previously been an agent and District Agent, Mr. Gray became an Assistant Regional Agent in 1982, and was elected a Director and Regional Vice President in 1986, in which capacities he served until 1988, at which time he was elected a Vice President and became the Director of Client Services. Beginning in 1990, he was reelected a Director and Regional Vice President, in which capacities he served through 1993. In 1994 he was reelected a Director.

Clinton C. Hayes - Having previously been an agent and District Agent, Mr. Hayes became an Assistant Regional Agent in 1988 in which position he served until October 1992 when he became a Regional Agent. Mr. Hayes was elected a Director and Regional Vice President effective December 1992, in which capacities he served through 1993. In 1994 he was reelected a Director.

David P. Thoreson - Having previously been an agent and District Agent, Mr. Thoreson became a Regional Agent in 1988 and was elected a Director in 1994, in which capacities he continues to serve.


                                Part III

ITEM 10 - DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT - Continued

B. Business Experience - Continued

Frederic W. Watke - Mr. Watke became an agent in 1980, and a District Agent in 1982. In 1986, he was appointed an Assistant Regional Agent. In 1989, he was elected a Director and Regional Vice President, in which capacities he served through 1993. In 1994 he was reelected a Director.

G. Norman Coder - Mr. Coder has been the Company's Secretary since its creation (1980). He has been on its Board of Directors since 1983.

William M. Breit - Having previously been an agent, Mr. Breit became Director of Personnel and Administration in 1982 and was elected Vice President effective December, 1994, and continues to serve in these positions.

Margaret L. Galda - Having previously been an agent and District Agent, Ms. Galda became Assistant Director of Training in 1992. In 1994, Ms. Galda became Director of Client Services and was elected Vice President effective July, 1995, and continues to serve in these positions.

Philip G. Loignon - Having previously been an agent and District Agent, Mr. Loignon became Director of Client Services in 1992. In 1994, Mr. Loignon became Director of Financial Programs and was elected Vice President effective December, 1994, and continues to serve in these positions.

Freda J. Payne - Mrs. Payne became a member of the Board of Directors in 1983 and continues to serve in this capacity. Mrs. Payne has been principally engaged in overseeing family investments for the past five years.

Carroll H. Payne II - Mr. Payne was elected a Director in 1983 and continues to serve in this capacity. An established Architect, he was principally employed as such by Albert S. Komatsu and Associates, Fort Worth, Texas From 1984 and 1988 and is currently self-employed.

Naomi K. Payne - Ms. Payne was elected a Director in 1983, and continues in that capacity. During the past five years, she has been primarily engaged in working with, and coordinating assistance for, deaf and otherwise handicapped students through various agencies and institutions dedicated to such students.

Messrs. Smith, Lanier, Crump, and Dast also serve on the Executive Committee of the Company's Board of Directors and Boards of Directors of various subsidiaries of the Company, particularly of United Services Planning Association, Inc. (USPA), the Company's major subsidiary. All of the Company's Executive Officers serve in the same capacities for USPA.

*  Called "Field Vice President" in 1982.

C. Involvement In Certain Legal Proceedings - None of the Directors or Executive Officers of the Company have been during the past five years, nor are currently, involved in any regulatory, or civil or criminal court proceedings of any kind.




                                Part III

ITEM 11 - EXECUTIVE COMPENSATION

A. Cash Compensation

The following Summary Compensation Table sets forth the cash compensation and certain other components of the compensation of the Chief Executive Officer and the other four most highly compensated executive officers of the Company in fiscal year 1996.

                       Summary Compensation Table

    Name and           Fiscal   Annual Cash Compensation    All Other
 Principal Position     Year    Salary   Bonus    Other   Compensation
                                                               (1)
Lamar C. Smith          1996   $398,666 $170,000  -----      $22,500
Chairman of the         1995    386,399  160,000  -----       30,000
 Board and Chief        1994    358,334  150,000  -----       30,000
 Executive Officer

James N. Lanier         1996    306,242  133,000  -----       22,500
President and Chief     1995    297,114  121,000  -----       30,000
 Operating Officer      1994    273,105  115,000  -----       30,000


Howard M. Crump         1996    266,583  104,000  -----       22,500
Senior Vice President   1995    257,339   95,000  -----       30,000
 and Director of        1994    236,341   87,000  -----       30,000
 Marketing

William A. Dast         1996    173,112   93,000  -----       22,500
Senior Vice President   1995    167,760   85,000  -----       30,000
 and Treasurer          1994    151,786   80,000  -----       30,000

G. Norman Coder         1996    142,582   66,000  -----       22,500
 Counsel and Secretary  1995    137,430   64,000  -----       29,829
                        1994    124,320   62,000  -----       27,312

(1) - Contribution paid on the employee's behalf into a profit sharing retirement plan. See B. below.

B. Compensation Pursuant to Plans

A profit sharing retirement plan exists for employees of the Company's subsidiary, USPA, under the terms of which up to fifteen percent (15%) of annual compensation, or $30,000 ($22,500 for Plan year beginning November 1, 1994), whichever is less, is contributed and held in trust for such employees until termination of employment, retirement or death/disability. During the Company's fiscal year ending September 30, 1996, the cash contribution to this plan on behalf of the highly compensated executive officers was limited to $22,500, and $112,500 was contributed on behalf of these Executive Officers as a group. No stock option plans exist or are contemplated as to the Company's stock.

C. Other Compensations

No other compensation not covered by the immediately preceding paragraphs such as personal benefits, securities, or property, was paid or distributed during the Company's fiscal year ending September 30, 1996, to the individuals named or identified as members of the group above,the

                                Part III

ITEM 11 - EXECUTIVE COMPENSATION - Continued

C. Other Compensations - Continued

aggregate amount of which, as to any of such individuals, was either the lesser of $50,000 or ten percent (10%) of the cash compensation described above.

D. Compensation of Directors

Directors currently receive a fee of $750 for attendance at a meeting of the Board of Directors. During the Company's fiscal year ending September 30, 1996, a total of $31,500 was paid by the Company to its Directors.
No fees are paid for serving as a Director of a subsidiary of the Company.

ITEM - 12 SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

The following table sets forth, as of September 30, 1996, the number of shares of Class A voting common stock and Class B non-voting common stock and the percentage of outstanding shares of each class owned of record by each person who beneficially owns more than five percent of a class of common stock, by each Executive Officer and Director of the Company, and by all Executive Officers and Directors as a group.

Name and Address       Title of     Amount and Nature of    Percent of
of Beneficial Owner     Class       Beneficial Ownership       Class

Freda J. Payne
6812 Riverdale          Class A                3 shares        12.00
Fort Worth, TX 76132    Class B           46,977 shares         4.78

Carroll H. Payne II
5763 Glenwillow Court   Class A                3 shares        12.00
Fort Worth, TX  76132   Class B           46,977 shares         4.78

Debra S. Payne
12900 Preston Road,
 Ste. 500               Class A                3 shares        12.00
Dallas, TX 75230        Class B           46,528 shares         4.73

Naomi K. Payne
6812 Riverdale          Class A                3 shares        12.00
Fort Worth, TX  76132   Class B           46,977 shares         4.78

Lamar C. Smith
6245 Locke Avenue       Class A                2 shares         8.00
Fort Worth, TX  76116   Class B           36,000 shares         3.66

James N. Lanier
3500 Bellaire Park Ct.  Class A                 1 share         4.00
Fort Worth, TX  76109   Class B           14,000 shares         1.42

Howard M. Crump
3458 Bellwood Court     Class A                 1 share         4.00
Fort Worth, TX  76109   Class B           22,000 shares         2.24




                                Part III

ITEM - 12 SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT
         - Continued

Name and Address       Title of     Amount and Nature of    Percent of
of Beneficial Owner     Class       Beneficial Ownership       Class

William A. Dast
9129 Timber Oaks Drive Class A                 1 share         4.00
Fort Worth, TX  76179  Class B           14,385 shares         1.46

Hal N. Craig
4429 Dunwick Ln.       Class A                 1 share         4.00
Fort Worth, TX 76109   Class B            5,000 shares          .51

Donaldson D. Frizzell
6920 Tumbling Trail    Class A                 1 share         4.00
Fort Worth, TX  76116  Class B            6,500 shares          .66

Charles B. Addison
2501 Oakhill Circle    Class A                 1 share         4.00
 #1911                 Class B            8,500 shares          .87
Fort Worth, TX  76109

Jerry D. Gray
519 N. Mur-len         Class A                 1 share         4.00
Olathe, KS  66062      Class B           18,500 shares         1.88

David P. Thoreson
2016 Empire Mine Cir.  Class A                 1 share         4.00
Rancho Cordova, CA  95670 Class B        26,350 shares         2.68

Frederic W. Watke
2600 Peachtree Rd. #9  Class A                 1 share         4.00
Atlanta, GA  30305     Class B           16,500 shares         1.68

Clinton C. Hayes
792 Coverdale Court    Class A                 1 share         4.00
Virginia Beach, VA  23452 Class B        16,750 shares         1.71

G. Norman Coder
4016 Edgehill Rd.      Class A                 1 share         4.00
Fort Worth, TX  76116  Class B           22,647 shares         2.31

William M. Breit
5059 Spring Meadow Ct.
Fort Worth, TX  76132  Class B            2,700 shares          .27

Margaret L. Galda
4750 Bellaire Dr.
Fort Worth, TX  76109  Class B            4,200 shares          .43

Philip G. Loignon
6504 Riverbend Road
Fort Worth, TX  76132  Class B            5,200 shares          .53




                                Part III

ITEM - 12 SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT
         - Continued

Name and Address       Title of     Amount and Nature of    Percent of
of Beneficial Owner     Class       Beneficial Ownership       Class

All Significant        Class A               25 shares       100.00
Owners, Executive      Class B          406,691 shares        41.38
Officers and Directors
as a Group (19 persons)


ITEM 13 - CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

A. In August 1996, pursuant to the offering of the Company's stock under a registration statement on Form S-1, effective July 1, 1996, 17,200 shares of the Class B non-voting common stock ofthe Company were issued to individuals who were either Officers and/or Directors of the Company during the year ended September 30, 1996 for the total consideration of $456,832 ($26.56 per share). A total of 104,700 shares of Class B non-voting common stock of the Company were sold during the offering for the total consideration of $2,780,832 ($26.56 per share).

   In May 1995 pursuant to the offering of the Company's stock under a registration statement on Form S-1, effective February, 1995, 31,742 shares of the Class B non-voting common stock of the Company were issued to individuals who were either Officers and/or Directors of the Company during the year ended September 30, 1995 for the total con-sideration of $744,032 ($23.44 per share). A total of 147,742 shares of Class B non-voting common stock of the Company were sold during the offering for the total consideration of $3,463,072 ($23.44 per share).

B. During the years ended September 30, 1996, 1995, and 1994, -0- shares, -0- shares, and 36,856 shares, respectively, of the Class B non-voting common stock were repurchased by the Company from then current Officers and/or Directors under the terms of the Stock Agreements with such persons for the total consideration of $-0-, $-0- and $819,677, respectively. A total of 129,963 shares, 39,325 shares and 85,731 shares, respectively, of Class B non-voting common stock were repur-chased by the Company from all persons under the terms of the Stock Agreements with such persons during such periods for the total consideration of $3,382,449, $916,006 and $1,906,658, respectively.



                               PART IV

ITEM 14 - EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K

                                                                   Page
(a)(1) The following financial statements are
       included in Part II, Item 8:
        Report of Independent Certified Public Accountants . . . . . 12
        Consolidated Balance Sheets - September 30, 1996, 1995
         and 1994. . . . . . . . . . . . . . . . . . . . . . . . . . 13
        Consolidated Statements of Income - Years ended
         September 30, 1996, 1995 and 1994 . . . . . . . . . . . . . 15
        Consolidated Statements of Changes in Stockholders'
         Equity - Years ended September 30, 1996, 1995 and 1994. . . 16 Consolidated Statements of Cash Flows - Years ended
         September 30, 1996, 1995 and 1994 . . . . . . . . . . . . . 18
        Notes to Consolidated Financial Statements . . . . . . . . . 20

All other schedules are omitted because they are not applicable or the required information is shown in the financial statements or notes thereto.

Independent Research Agency for Life Insurance, Inc. has no unconsolidated subsidiaries, no 50% or less owned companies accounted for by the equity method, no consolidated majority owned subsidiaries engaged in diverse financial activities, and no affiliates whose securities are pledged as collateral.

(a)(3) Exhibits included herein:
       Exhibit 3 - Articles of Incorporation and Bylaws
       Incorporated herein by reference to Exhibit 3.a.
       and 3.b. in the Registrant's Form S-1 Registra-
       tion Statement filed July, 1996.
       Exhibit 10 - Material contracts
        (a) Stock Agreement - Payne Family
        (b) Stock Agreement - Agents
            Incorporated herein by reference to Exhibit 10
            in the Registrant's Form S-1 Registration
            Statement filed July, 1996.
       Exhibit 21 - Subsidiaries of the Registrant. . . . . . . . . 42



                                PART IV
EM 14 - EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K
           - Continued

(b) Reports on Form 8-K:
      No reports on Form 8-K have been filed by the Registrant during the three months ended September 30, 1996.

                               FORM 10-K

                             ITEM 14(A)(3)

                               EXHIBITS


          INDEPENDENT RESEARCH AGENCY FOR LIFE INSURANCE, INC.
                               EXHIBIT 21
                     SUBSIDIARIES OF THE REGISTRANT

                                                                % Owned

United Services Planning Association, Inc. (Texas)                100%
Independent Research Agency for Life Insurance, Inc. (Hawaii)     100%
Independent Research Agency for Life Insurance, Inc. (Wyoming)    100%
Independent Research Agency for Life Insurance, Inc. (Montana)    100%
Independent Research Agency for Life Insurance, Inc. (New York)   100%
Independent Research Agency for Life Insurance, Inc. (Nevada)     100%
Independent Research Agency for Life Insurance, Inc. (Alabama)    100%


                               SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized:

          INDEPENDENT RESEARCH AGENCY FOR LIFE INSURANCE, INC.

By    /S/ Lamar C. Smith                  By    /S/ William A. Dast
    Lamar C. Smith                            William A. Dast
    Chairman of the Board and Chief           Senior Vice President,
    Executive Officer and Director            Treasurer and Director
    (Duly Authorized Officer)                 (Principal Financial
                                              and Accounting Officer)
Date:      12/19/96                       Date:      12/19/96

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated:

  Signature                       Title                          Date

  /S/ James N. Lanier       President and Director             12/18/96
 James N. Lanier

 /S/ Howard M. Crump        Senior Vice President              12/18/96
Howard M. Crump                and Director

 /S/ Donaldson D. Frizzell    Vice President                   12/19/96
Donaldson D. Frizzell          and Director

 /S/ Hal N. Craig             Vice President                   12/19/96
Hal N. Craig                   and Director

 /S/ Carroll H. Payne II         Director                      12/20/96
Carroll H. Payne II

 /S/ G. Norman Coder       Secretary and Director              12/19/96
G. Norman Coder