Form 10-Q/A
period 1996-12-31
INDEPENDENT RESEARCH AGENCY FOR LIFE INSURANCE INC
filed 1997-02-14
CIK 354242

FORM 10-Q
                         SECURITIES AND EXCHANGE COMMISSION
                               Washington DC  20549

                  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d)
                      OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarter ended December 31, 1Commission file number: 33-56402-FW

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

                                      Yes X       No

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

      Class A - Voting              Outstanding at February 1, 1997
(Common stock, $0.10 par value)             25

     Class B - Nonvoting            Outstanding at February 1, 1997
(Common stock, $0.02 par value)           923,092

               INDEPENDENT RESEARCH AGENCY FOR LIFE INSURANCE, INC.,
                                AND SUBSIDIARIES


                                                        PAGE
INDEX                                                  NUMBERS
-----------------------------------------------------------------
PART I - FINANCIAL INFORMATION

  Condensed Consolidated Balance Sheet -                 1-2
  December 31, 1996 and September 30, 1996

  Condensed Consolidated Statement of Income -
  three months ended December 31, 1996 and 1995           3

  Condensed Consolidated Statement of Cash Flows -
  three months ended December 31, 1996 and 1995           4

  Notes to Condensed Consolidated Financial Statemen     5-7

  Management's Discussion and Analysis of Financial
  Condition and Results of Operations                    8-9

PART II - OTHER INFORMATION

  Item 6 - Exhibits and Reports on Form 8-K               10

  Signatures                                              11

                        PART I - FINANCIAL INFORMATION

             INDEPENDENT RESEARCH AGENCY FOR LIFE INSURANCE, INC.
                              AND SUBSIDIARIES
                  CONDENSED CONSOLIDATED BALANCE SHEET

                              (UNAUDITED)

ASSETS

                                      December 31   September 30,
                                          1996          1996
CURRENT ASSETS                        (Unaudited)        *
  Cash and cash equivalents         $  10,980,547 $  19,448,932
  Commissions receivable                2,013,328     2,671,831
  Agents' loans and advances              631,283       745,189
  Other receivables                       289,567       416,220
  Prepaid expenses                        110,027       110,139
  Deferred income taxes                   698,456       534,016
                                      ------------  ------------
    Total Current Assets               14,723,208    23,926,327
                                      ------------  ------------
PROPERTY AND EQUIPMENT
  Property and equipment               19,933,814    19,907,089
  Less: Accumulated depreciation       (7,585,050)   (7,292,895)
                                      ------------  ------------
    Total Property and Equipment       12,348,764    12,614,194
                                      ------------  ------------
OTHER ASSETS
  Marketable securities, at market     53,739,433    52,036,944
  Memberships                              62,467        62,467
  Notes receivable - Other                 50,000        50,000
                                      ------------  ------------
    Total Other Assets                 53,851,900    52,149,411
                                      ------------  ------------
TOTAL ASSETS                        $  80,923,872 $  88,689,932
                                      ============  ============

                    LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES
  Accounts payable                  $      56,180 $     423,714
  Accrued commissions payable           2,829,861     2,758,258
  Accrued bonuses payable               5,201,626     9,959,319
  Income taxes payable                  1,955,255         4,981
  Accrued sales meeting expense         1,878,489     1,557,397
  Other accrued liabilities               777,646     1,966,287
  Notes payable                           349,024       613,716
  Loans from insurance companies        9,662,257    10,458,853
                                      ------------  ------------
    Total Current Liabilities          22,710,338    27,742,525
                                      ------------  ------------
LONG-TERM OBLIGATIONS
  Sales meeting and other               1,036,640         1,611
  Notes payable                           517,514       494,650
  Deferred Career Commission Plan paya 15,985,992    14,571,565
  Deferred income taxes                 1,286,523     1,930,874
                                      ------------  ------------
    Total Long-term Obligations        18,826,669    16,998,700
                                      ------------  ------------
STOCKHOLDERS' EQUITY
  Common stock                             55,739        55,739
  Additional paid-in capital            2,185,563     2,830,260
  Retained earnings                    28,096,010    31,223,388
  Unrealized holding gains              9,603,624     9,875,400
  Treasury stock - at par                 (36,557)      (36,080)
                                      ------------  ------------
    Total Stockholders' Equity         39,904,379    43,948,707
                                      ------------  ------------
TOTAL LIABILITIES AND STOCKHOLDERS' $  81,441,386 $  88,689,932
                                      ============  ============
* Condensed from audited financial statements.

The accompanying notes are an integral part of these condensed financial statements.

                     INDEPENDENT RESEARCH AGENCY FOR LIFE INSURANCE, INC.
                                   AND SUBSIDIARIES
                        CONDENSED CONSOLIDATED STATEMENT OF INCOME
                                      (UNAUDITED)
                                          Three Months Ended
                                               December 31,
                                           1996          1995
COMMISSIONS REVENUE                 $  28,622,831 $  28,060,226
                                      ------------  ------------
OPERATING EXPENSES
  Commissions, bonuses, and agent expe(20,070,083)  (20,266,389)
  General and administrative expenses  (6,420,607)   (5,526,999)
                                      ------------  ------------
    Total Operating Expenses          (26,490,690)  (25,793,388)
                                      ------------  ------------
INCOME FROM OPERATIONS                  2,132,141     2,266,838
                                      ------------  ------------
OTHER INCOME (EXPENSES)
  Interest income                         276,471       247,332
  Investment income                     3,526,804     2,512,674
  Rental and other income (expense)        78,422       (54,491)
  Interest expense                        (23,081)      (10,290)
                                      ------------  ------------
    Total Other Income                  3,858,616     2,695,225
                                      ------------  ------------
INCOME BEFORE INCOME TAXES              5,990,757     4,962,063

PROVISION FOR INCOME TAXES             (1,619,432)   (1,515,445)
                                      ------------  ------------
NET INCOME                          $   4,371,325 $   3,446,618
                                      ============  ============
WEIGHTED AVERAGE NUMBER
  OF SHARES OUTSTANDING                   964,716       985,588
                                      ============  ============
NET INCOME PER SHARE                $        4.53 $        3.50
                                      ============  ============

The accompanying notes are an integral part of these condensed financial statements.


                     INDEPENDENT RESEARCH AGENCY FOR LIFE INSURANCE, INC.
                                   AND SUBSIDIARIES
                      CONDENSED CONSOLIDATED STATEMENT OF CASH FLOWS

                                      (UNAUDITED)

                      INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS
                                                                       Three Months Ended
                                                                           December 31,
                                                                      1996          1995
CASH FLOWS FROM OPERATING ACTIVITIES
  Net Income                                                    $   4,371,325 $   3,446,618
  Adjustments for non cash items                                   (4,890,364)   (2,895,461)
  Changes in operating assets and liabilities                       3,439,813    (1,173,261)
                                                                  ------------  ------------
    Net Cash Provided (USED) by Operating Activities                2,920,774      (622,104)
                                                                  ------------  ------------
CASH FLOWS FROM INVESTING ACTIVITIES
  Purchase of investments                                          (2,421,961)     (126,000)
  Purchase of property and equipment                                  (26,725)     (111,305)
                                                                  ------------  ------------
    Net Cash Used for Investing Activities                         (2,448,686)     (237,305)
                                                                  ------------  ------------
CASH FLOWS FROM FINANCING ACTIVITIES
  Net receipts (payments) on loans from insurance
    companies                                                        (796,596)     (770,252)
  Purchase of treasury stock                                         (645,174)     (621,183)
  Dividends paid                                                   (7,498,703)   (4,550,795)
                                                                  ------------  ------------
    Net Cash Used for Financing Activities                         (8,940,473)   (5,942,230)
                                                                  ------------  ------------
NET DECREASE IN CASH AND CASH EQUIVALENTS                          (8,468,385)   (6,801,639)

CASH AND CASH EQUIVALENTS           - Beginning of Period          19,448,932    16,773,197
                                                                  ------------  ------------
CASH AND CASH EQUIVALENTS           - End of Period             $  10,980,547 $   9,971,558
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

 The subsidiaries IRA Hawaii, IRA Wyoming, IRA Montana, IRA New York, IRA Nevada and IRA Alabama are maintained solely to permit IRA, Inc. to do business in those states and are engaged in the sale of life insurance to United States professional military personnel. USPA is engaged in the sale of mutual funds to United States professional military personnel as a broker-dealer registered with the Securities and Exchange Commission and the National Association of Securities Dealers, Inc. The companies share common employees, sales agents and representatives, and office facilities. Home offices are located in Fort Worth, Texas. The companies' agents and representatives maintain offices in approximately 149 cities located in 41 states, 1 U.S. territory and 3 foreign countries.

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

          INDEPENDENT RESEARCH AGENCY FOR LIFE INSURANCE, INC.,
                        AND SUBSIDIARIES

          NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                         (UNAUDITED)


NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES - Continued

BASIS OF PRESENTATION

    The Condensed Consolidated Balance Sheet as of December 31, 1996, the Condensed Consolidated Statement of Income for the three months ended December 31, 1996 and 1995, and the Condensed Consolidated Statement of Cash Flows for the three months ended December 31, 1996 and 1995 included herein are unaudited; however, such information reflects all adjustments (consisting solely of normal recurring adjustments) which are, in the opinion of management, necessary for a fair statement of results for the interim periods.


    Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been omitted. It is suggested that these condensed consolidated financial statements be read in conjunction with the consolidated financial statements and notes thereto included in the annual Form 10-K filed with the Securities and Exchange Commission in December 1996, and the audited consolidated financial statements and notes thereto included in the Company's September 30, 1996 annual report to shareholders.

    The results of operations for the three months ended December 31, 1996 are not necessarily indicative of the results to be expected for the full year.

            INDEPENDENT RESEARCH AGENCY FOR LIFE INSURANCE, INC.,
                            AND SUBSIDIARIES

             NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                              (UNAUDITED)


NOTE 3 - STOCKHOLDERS' EQUITY
 During the three months ended December 31, 1996, stockholders' equity was changed by the fo transactions:


                                       Additional                  Unrealized
                           Common       Paid-in       Retained      Holding       Treasury
Balance -                   Stock       Capital       Earnings        Gain         Stock
  September 30, 1996   $     55,739 $   2,830,260 $  31,223,388 $   9,875,400 $     (36,080)

  Purchase of 23,860 shares
  of treasury stock                      (644,697)                                     (477)

  Payment of dividend                                (7,498,703)

  Net income                                          4,371,325

  Net change in unrealized
  holding gain on securities
  available for sale                                                 (271,776)
Balance -                -----------  ------------  ------------  ------------  ------------

  December 31, 1996    $     55,739 $   2,185,563 $  28,096,010 $   9,603,624 $     (36,557)
                         ===========  ============  ============  ============  ============


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

RESULTS OF OPERATIONS
THREE MONTHS ENDED DECEMBER 31, 1996 AND 1995 - COMPARISON
    During the three months ended December 31, 1996, the demand for life insurance and mutual fund investments marketed by the Company to U.S. military personnel remained strong. Commission revenue for the three months ended December 31, 1996, increased 2.0% to $28,622,831 from $28,060,226 recorded during the comparable period in 1995. This overall increase in commission revenue is a trend which has occurred over the past several years. It is expected to continue in the future due to the long term personal financial management philosophy espoused to clients, an effectively trained sales force and efficient marketing practices used by the Company's sales agents. The Company's analysis of the impact of base closures and force reduction in the U.S. Military indicates to the Company a minimal impact upon existing agents in the field and a market which will continue to present an opportunity for growth of the Company's business.

    Commissions, bonuses, and agent expenses for the three months ended December 31, 1996 decreased 1.0%, or $196,306, from the same period in 1995. Generally, in the past there has been a constant relationship between commission revenues and commissions, bonuses, and agent expenses. Commissions, bonuses, and agent expenses have decreased as a percentage of commission revenues due to a decline in the voluntary allocation to the agents' Deferred Career Commission Plan (DCCP) of $126,000 from the comparative three month period in 1995. Without this reduction to the DCCP; commissions, bonuses, and agent expenses would have remained unchanged from the comparative period.

    General and administrative expenses for the three months ended December 31, 1996 increased 16.2%, or $893,608, from the same period in 1995. This increase is primarily due to costs involved in the redesign of the corporate database used by the home office. This redesign will result in improved efficiencies in both personnel and computer hardware costs in the future. In addition, increased data processing costs and general inflationary factors contributed to higher operating costs.

    The total of other income for the initial three months of fiscal year 1997 increased 43.2% to $3,858,616 from $2,695,225 earned in the comparable three month period for 1996. This increase is primarily attributable to greater distributions from mutual funds.

           INDEPENDENT RESEARCH AGENCY FOR LIFE INSURANCE, INC.,
                           AND SUBSIDIARIES
       MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                       AND RESULTS OF OPERATIONS

LIQUIDITY AND FINANCIAL RESOURCES
    The Company has historically operated with a working capital deficiency. The Company has been able to do this because of its loans from insurance companies. As long as the Company does business with these insurance companies (there are no current intentions to change) the loan balance will continue to replenish itself from new first year insurance commission loans. The Company had a ratio of current assets to current liabilities of .63 to 1 and .86 to 1 at December 31, 1996, and September 30, 1996, respectively. The decline in the current ratio is the result of paying dividends of $7,498,703 on December 1, 1996, to the shareholders of record as of September 30, 1996, and the paying of normal year-end incentive bonuses of $5,597,907 to the Company's sales agents. The current ratio is expected to improve due to income from operations during the fiscal year.

    Cash and cash equivalents, consisting primarily of money market funds are used to finance the Company's current operations and are held as a reserve for the payment of current liabilities. Marketable securities have been accumulated in anticipation of future capital expenditures and as an additional reserve against contingencies. As of December 31, 1996, the significant nonrecurring short-term obligation requiring the immediate use of resources is the completion of the "WinUSPA" and "Phoenix '96" software projects for approximately $2.2 million.

                      PART II - OTHER INFORMATION

           INDEPENDENT RESEARCH AGENCY FOR LIFE INSURANCE, INC.,
                           AND SUBSIDIARIES


ITEM 6 - Exhibits and Reports on Form 8-K

(a) Exhibit No. 11: Computation of net income per common share information is presented on face of Statement of Income.

(b) No reports on Form 8-K have been filed during the quarter ended December 31, 1996.

              INDEPENDENT RESEARCH AGENCY FOR LIFE INSURANCE, INC.,
                             AND SUBSIDIARIES



                               SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



              INDEPENDENT RESEARCH AGENCY FOR LIFE INSURANCE, INC.,
                              (Registrant)





Date February 13, 1997          By     /S/ Lamar C. Smith
    -----------------                 --------------------
                                        LAMAR C. SMITH
                                    Chairman of the Board and
                                     Chief Executive Officer
                                    (Duly Authorized Officer)





Date February 13, 1997          By     /S/ Martin R. Durbin
    -----------------                 --------------------
                                         MARTIN R. DURBIN
                                          Treasurer and
                                      Chief Financial Officer
                                    (Principal Financial Officer)