Form 10-Q/A
period 1997-03-31
INDEPENDENT RESEARCH AGENCY FOR LIFE INSURANCE INC
filed 1997-05-13
CIK 354242

FORM 10-Q
                         SECURITIES AND EXCHANGE COMMISSION
                               Washington DC  20549

                  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d)
                      OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarter ended March 31, 1997Commission file number: 33-56402-FW

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

                                      Yes X       No

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

      Class A - Voting              Outstanding at April 1, 1997
(Common stock, $0.10 par value)        25

     Class B - Nonvoting            Outstanding at April 1, 1997
(Common stock, $0.02 par value)         922,257

               INDEPENDENT RESEARCH AGENCY FOR LIFE INSURANCE, INC.,
                                AND SUBSIDIARIES


                                                        PAGE
INDEX                                                  NUMBERS
-----------------------------------------------------------------
PART I - FINANCIAL INFORMATION

  Condensed Consolidated Balance Sheet -
  March 31, 1997 and September 30, 1996                  1-2

  Condensed Consolidated Statement of Income -
  three months and six months ended March 31, 1997 a       3

  Condensed Consolidated Statement of Cash Flows -
  six months ended March 31, 1997 and 1996                 4

  Notes to Condensed Consolidated Financial Statemen     5-7

  Management's Discussion and Analysis of Financial
  Condition and Results of Operations                    8-9

PART II - OTHER INFORMATION

  Item 6 - Exhibits and Reports on Form 8-K               10

  Signatures                                              11

                        PART I - FINANCIAL INFORMATION

             INDEPENDENT RESEARCH AGENCY FOR LIFE INSURANCE, INC.
                              AND SUBSIDIARIES
                  CONDENSED CONSOLIDATED BALANCE SHEET

                              (UNAUDITED)

ASSETS

                                          March 31,   September 30,
                                            1997          1996
CURRENT ASSETS                          (Unaudited)        *
  Cash and cash equivalents         $  16,069,718 $  19,448,932
  Commissions receivable                2,013,328     2,671,831
  Agents' loans and advances              637,836       745,189
  Other receivables                       630,077       416,220
  Prepaid expenses                        258,065       110,139
  Deferred income taxes                         0       534,016
                                      ------------  ------------
    Total Current Assets               19,609,024    23,926,327
                                      ------------  ------------
PROPERTY AND EQUIPMENT
  Property and equipment               20,020,430    19,907,089
  Less: Accumulated depreciation       (7,835,411)   (7,292,895)
                                      ------------  ------------
    Total Property and Equipment       12,185,019    12,614,194
                                      ------------  ------------
OTHER ASSETS
  Marketable securities, at market     54,075,400    52,036,944
  Memberships                              62,467        62,467
  Notes receivable - Other                 50,000        50,000
                                      ------------  ------------
    Total Other Assets                 54,187,867    52,149,411
                                      ------------  ------------
TOTAL ASSETS                        $  85,981,910 $  88,689,932
                                      ============  ============

                    LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES
  Accounts payable                  $      56,690 $     423,714
  Accrued commissions payable           2,938,911     2,758,258
  Accrued bonuses payable               7,288,117     9,959,319
  Income taxes payable                  1,817,455         4,981
  Accrued sales meeting expense         2,516,065     1,557,397
  Other accrued liabilities               603,840     1,966,287
  Notes payable                           620,736       613,716
  Loans from insurance companies       11,582,720    10,458,853
                                      ------------  ------------
    Total Current Liabilities          27,424,534    27,742,525
                                      ------------  ------------
LONG-TERM OBLIGATIONS
  Sales meeting and other                   1,611         1,611
  Notes payable                                 0       494,650
  Deferred Career Commission Plan paya 16,733,797    14,571,565
  Deferred income taxes                 1,025,729     1,930,874
                                      ------------  ------------
    Total Long-term Obligations        17,761,137    16,998,700
                                      ------------  ------------
STOCKHOLDERS' EQUITY
  Common stock                             55,739        55,739
  Additional paid-in capital            1,194,606     2,830,260
  Retained earnings                    29,929,277    31,223,388
  Unrealized holding gains              9,653,909     9,875,400
  Treasury stock - at par                 (37,292)      (36,080)
                                      ------------  ------------
    Total Stockholders' Equity         40,796,239    43,948,707
                                      ------------  ------------
TOTAL LIABILITIES AND STOCKHOLDERS' $  85,981,910 $  88,689,932
                                      ============  ============
* Condensed from audited financial statements.

The accompanying notes are an integral part of these condensed financial statements.

                     INDEPENDENT RESEARCH AGENCY FOR LIFE INSURANCE, INC.
                                   AND SUBSIDIARIES
                        CONDENSED CONSOLIDATED STATEMENT OF INCOME
                                      (UNAUDITED)
                                             Six Months Ended         Three Months Ended
                                                March 31,                   March 31,
                                            1997          1996          1997          1996
COMMISSIONS REVENUE                 $  59,557,969 $  57,412,659 $  30,935,138 $  29,352,433
                                      ------------  ------------  ------------  ------------
OPERATING EXPENSES
  Commissions, bonuses, and agent expe(43,446,648)  (42,373,879)  (22,004,761)  (21,427,834)
  General and administrative expenses (12,194,789)  (11,755,444)   (6,044,182)   (6,128,059)
                                      ------------  ------------  ------------  ------------
    Total Operating Expenses          (55,641,437)  (54,129,323)  (28,048,943)  (27,555,893)
                                      ------------  ------------  ------------  ------------
INCOME FROM OPERATIONS                  3,916,532     3,283,336     2,886,195     1,796,540
                                      ------------  ------------  ------------  ------------
OTHER INCOME (EXPENSES)
  Interest income                         453,941       414,897       177,470       167,565
  Investment income                     4,707,039     3,180,633        78,431       (11,697)
  Rental and other income                 118,021       103,713        39,599        57,818
  Gain (Loss) on disposal of equipment          0         4,247             0         4,247
  Interest expense                        (32,949)      (21,096)       (9,868)      (10,806)
                                      ------------  ------------  ------------  ------------
    Total Other Income                  5,246,052     3,682,394       285,632       207,127
                                      ------------  ------------  ------------  ------------
INCOME BEFORE INCOME TAXES              9,162,584     6,965,730     3,171,827     2,003,667

PROVISION FOR INCOME TAXES             (2,957,992)   (2,216,056)   (1,338,560)     (700,611)
                                      ------------  ------------  ------------  ------------
NET INCOME                          $   6,204,592     4,749,674     1,833,267     1,303,056
                                      ============  ============  ============  ============
WEIGHTED AVERAGE NUMBER
  OF SHARES OUTSTANDING                   946,096       967,224       926,338       948,633
                                      ============  ============  ============  ============
NET INCOME PER SHARE                $        6.56 $        4.91 $        1.98 $        1.37
                                      ============  ============  ============  ============

The accompanying notes are an integral part of these condensed financial statements.


                     INDEPENDENT RESEARCH AGENCY FOR LIFE INSURANCE, INC.
                                   AND SUBSIDIARIES
                      CONDENSED CONSOLIDATED STATEMENT OF CASH FLOWS

                                      (UNAUDITED)

                      INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS
                                                                           Six Months Ended
                                                                               March 31,
                                                                        1997          1996
CASH FLOWS FROM OPERATING ACTIVITIES
  Net Income                                                    $   6,204,592 $   4,749,674
  Adjustments for non cash items                                      542,516       386,170
  Changes in operating assets and liabilities                         548,342        22,099
                                                                  ------------  ------------
    Net Cash Provided by Operating Activities                       7,295,450     5,157,943
                                                                  ------------  ------------
CASH FLOWS FROM INVESTING ACTIVITIES
  Purchase of investments                                          (2,549,621)   (3,444,122)
  Purchase of property and equipment                                 (113,341)     (305,075)
                                                                  ------------  ------------
    Net Cash Used for Investing Activities                         (2,662,962)   (3,749,197)
                                                                  ------------  ------------
CASH FLOWS FROM FINANCING ACTIVITIES
  Net receipts (payments) on loans from insurance
    companies                                                       1,123,867    (1,500,150)
  Purchase of treasury stock                                       (1,636,866)   (1,888,108)
  Dividends paid                                                   (7,498,703)   (4,550,795)
                                                                  ------------  ------------
    Net Cash Used for Financing Activities                         (8,011,702)   (7,939,053)
                                                                  ------------  ------------
NET DECREASE IN CASH AND CASH EQUIVALENTS                          (3,379,214)   (6,530,307)

CASH AND CASH EQUIVALENTS           - Beginning of Period          19,448,932    16,773,197
                                                                  ------------  ------------
CASH AND CASH EQUIVALENTS           - End of Period             $  16,069,718 $  10,242,890
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

In November 1996, IRA, Inc. received approval from the Office of Thrift Supervision to organize and operate a denovo Federal Savings Bank. In March 1997, First Command Bank was formed as a wholly-owned subsidiary. First Command began operations in April 1997.

NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

PRINCIPLES OF CONSOLIDATION

 The Condensed Consolidated Financial Statements include the accounts of IRA, Inc. and its wholly-owned subsidiaries, USPA, IRA Hawaii, IRA Wyoming, IRA Montana, IRA New York, IRA Nevada, IRA Alabama and First Command Bank. All intercompany accounts and transactions have been eliminated.

          INDEPENDENT RESEARCH AGENCY FOR LIFE INSURANCE, INC.,
                        AND SUBSIDIARIES

          NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                         (UNAUDITED)


NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES - Continued


BASIS OF PRESENTATION

    The Condensed Consolidated Balance Sheet as of March 31, 1997, the Condensed Consolidated Statement of Income for the three months and six months ended March 31, 1997 and 1996, and the Condensed Consolidated Statement of Cash Flows for the six months ended March 31, 1997 and 1996 included herein are unaudited; however, such information reflects all adjustments (consisting solely of normal recurring adjustments) which are, in the opinion of management, necessary for a fair statement of results for the interim periods.

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

    The results of operations for the three months and six months ended March 31, 1997 are not necessarily indicative of the results to be expected for the full year.

            INDEPENDENT RESEARCH AGENCY FOR LIFE INSURANCE, INC.,
                            AND SUBSIDIARIES

             NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                              (UNAUDITED)


NOTE 3 - STOCKHOLDERS' EQUITY
 During the six months ended March 31, 1997, stockholders' equity was changed by the followi transactions:


                                       Additional                  Unrealized
                           Common       Paid-in       Retained      Holding       Treasury
Balance -                   Stock       Capital       Earnings        Gain         Stock
  September 30, 1996   $     55,739 $   2,830,260 $  31,223,388 $   9,875,400 $     (36,080)

  Purchase of 60,535 shares
  of treasury stock                    (1,635,654)                                   (1,212)

  Payment of dividend                                (7,498,703)

  Net income                                          6,204,592

  Net change in unrealized
  holding gain on securities
  available for sale                                                 (221,491)
Balance -                -----------  ------------  ------------  ------------  ------------

  March 31, 1997       $     55,739 $   1,194,606 $  29,929,277 $   9,653,909 $     (37,292)
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

RESULTS OF OPERATIONS
SIX MONTHS ENDED MARCH 31, 1997 AND 1996 - COMPARISON
    During the six months ended March 31, 1997, the demand for life insurance and mutual fund investments marketed by the Company to U.S. military personnel remained strong. Commission revenue for the six months ended March 31, 1997, increased 3.7% to $59,557,969 from $57,412,659 recorded during the comparable period in 1996. This overall increase in commission revenue is a trend which has occurred over the past several years, and is expected to continue in the future due to the long term personal financial management philosophy espoused to clients, an effectively trained sales force and efficient marketing practices used by the Company's sales agents. The Company's analysis of the impact of base closures and force reduction in the U.S. Military indicates to the Company a minimal impact upon existing agents in the field and a market which will continue to present an opportunity for growth of the Company's business.

 Commissions, bonuses, and agent expenses for the six months ended
March 31, 1997 increased 2.5% or $1,072,769 from the same period in 1996. Generally, in the past there has been a constant relationship between commission revenues and commissions, bonuses, and agent expenses. Commissions, bonuses, and agent expenses have decreased as a percentage of commission revenues due to a decline in the voluntary allocation to the agents' Deferred Career Commission Plan (DCCP) of $248,000 from the comparative six month period in 1996. Without this reduction to the DCCP; commissions, bonuses, and agent expenses would have increased 3.1% from the comparative period.

    General and administrative expenses for the six months ended March 31, 1997 increased 3.7%, or $439,345, from the same period in 1996. This increase is primarily due to costs involved in the redesign of the corporate database used by the home office. This redesign will result in improved efficiencies in both personnel and computer hardware costs in the future. In addition, increased data processing costs and general inflationary factors contributed to higher operating costs.

    The total of other income for the initial six months of fiscal year 1997 increased 42.5% to $5,246,052 from $3,682,394 earned in the comparable six month period for 1996. This increase is primarily attributable to greater distributions from mutual funds.

           INDEPENDENT RESEARCH AGENCY FOR LIFE INSURANCE, INC.,
                           AND SUBSIDIARIES
       MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                       AND RESULTS OF OPERATIONS

THREE MONTHS ENDED MARCH 31, 1997 AND 1996 - COMPARISON
Income from operations for the current quarter increased $1,089,655, or 60.7%, from the comparable period in 1996. The increase is attributable to a 5.4% improvement in commission revenue for the quarter. This favorable change was enhanced by a 1.4% decrease in general and administrative expenses and partially offset by a 2.7% increase in commissions, bonuses and agent expenses.

    The total of other income for the current quarter of 1997 increased to $285,632 from $207,127 earned in the comparable three month period in 1996. This increase is primarily attributable to greater interest and investment income in 1997.


LIQUIDITY AND FINANCIAL RESOURCES
    The Company has historically operated with a working capital deficiency. The Company has been able to do this because of its loans from insurance companies. As long as the Company does business with these insurance companies (there are no current intentions to change) the loan balance will continue to replenish itself from new first year insurance commission loans. The Company had a ratio of current assets to current liabilities of .72 to 1 and .86 to 1 at March 31, 1997, and September 30, 1996, respectively. The decline in the current ratio is the result of paying dividends of $7,498,703 on December 1, 1996, to the shareholders of record as of September 30, 1996, and the paying of normal year-end incentive bonuses of $5,597,907 to the Company's sales agents. The current ratio is expected to improve due to income from operations during the fiscal year.

    Cash and cash equivalents, consisting primarily of money market funds are used to finance the Company's current operations and are held as a reserve for the payment of current liabilities. Marketable securities have been accumulated in anticipation of future capital expenditures and as an additional reserve against contingencies. As of March 31, 1997, the significant nonrecurring short-term obligation requiring the immediate use of resources is the completion of the "WinUSPA" and "Phoenix '96" software projects for approximately $1.7 million.

    The Company is planning to complete a stock offering during the quarter ended September 30, 1997. The purpose of this offering is the same as it was in 1996, 1995 and 1993. The estimated net proceeds shall be used for the continuing operation of the Company's business, for further development and expansion, and for limited contingency planning.
It is not anticipated that any part of the net proceeds will be used for the purpose of retiring or reducing any indebtedness of the Company.

                      PART II - OTHER INFORMATION

           INDEPENDENT RESEARCH AGENCY FOR LIFE INSURANCE, INC.,
                           AND SUBSIDIARIES


ITEM 6 - Exhibits and Reports on Form 8-K

(a) Exhibit No. 11: Computation of net income per common share information is presented on face of Statement of Income.

(b) No reports on Form 8-K have been filed during the quarter ended March 31, 1997.

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





Date  April 25, 1997            By     /S/ Lamar C. Smith
    -----------------                 --------------------
                                        LAMAR C. SMITH
                                    Chairman of the Board and
                                     Chief Executive Officer
                                    (Duly Authorized Officer)





Date  April 25, 1997            By     /S/Martin R. Durbin
    -----------------                 --------------------
                                        MARTIN R. DURBIN
                                          Treasurer and
                                    Chief Financial Officer
                                    (Principal Financial Officer)