Form 10-Q/A
period 1997-06-30
INDEPENDENT RESEARCH AGENCY FOR LIFE INSURANCE INC
filed 1997-08-13
CIK 354242

FORM 10-Q
                         SECURITIES AND EXCHANGE COMMISSION
                               Washington DC  20549

                  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d)
                      OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarter ended June 30, 1997Commission file number: 33-56402-FW

                  INDEPENDENT RESEARCH AGENCY FOR LIFE INSURANCE, INC.
                 (Exact name of registrant as specified in its charter)


            Texas                      75-1731373
   (State or other jurisdiction of (I.R.S Employer incorporation or organization)Identification No.)

     4100 South Hulen Street
       Fort Worth, Texas                 76109
     (Address of principal            (Zip Code)
       executive offices)

   Registrant's telephone number,
     including area code            (817) 731-8621


Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                                    Yes X       No

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

      Class A - Voting             Outstanding at July 1, 1997
(Common stock, $0.10 par value)      25

     Class B - Nonvoting           Outstanding at July 1, 1997
(Common stock, $0.02 par value)       904,932

               INDEPENDENT RESEARCH AGENCY FOR LIFE INSURANCE, INC.,
                                AND SUBSIDIARIES


                                                     PAGE
INDEX                                               NUMBERS
--------------------------------------------------------------
PART I - FINANCIAL INFORMATION

  Condensed Consolidated Balance Sheet -
  June 30, 1997 and September 30, 1996                1-2

  Condensed Consolidated Statement of Income -
  three months and nine months ended June 30, 199       3

  Condensed Consolidated Statement of Cash Flows -
  nine months ended June 30, 1997 and 1996              4

  Notes to Condensed Consolidated Financial State     5-7

  Management's Discussion and Analysis of Financial
  Condition and Results of Operations                 8-9

PART II - OTHER INFORMATION

  Item 6 - Exhibits and Reports on Form 8-K            10

  Signatures                                           11

                        PART I - FINANCIAL INFORMATION

             INDEPENDENT RESEARCH AGENCY FOR LIFE INSURANCE, INC.
                              AND SUBSIDIARIES
                  CONDENSED CONSOLIDATED BALANCE SHEET

                              (UNAUDITED)

ASSETS

                                    June 30,     September 30,
                                        1997         1996
CURRENT ASSETS                       (Unaudited)       *
  Cash and cash equivalents        $ 15,014,784 $ 19,448,932
  Commissions receivable              2,013,328    2,671,831
  Agents' loans and advances            579,306      745,189
  Other receivables                     189,533      416,220
  Prepaid expenses                      467,310      110,139
  Deferred income taxes                       0      534,016
                                    ------------ ------------
    Total Current Assets             18,264,261   23,926,327
                                    ------------ ------------
PROPERTY AND EQUIPMENT
  Property and equipment             20,324,687   19,907,089
  Less: Accumulated depreciation     (8,140,148)  (7,292,895)
                                    ------------ ------------
    Total Property and Equipment     12,184,539   12,614,194
                                    ------------ ------------
FIRST COMMAND BANK ASSETS
  Cash & Due From Banks               6,655,728            0
  Loans, net of loss reserve          3,822,134            0
  Equipment & Lease Improvements        199,193            0
  Other bank assets                     201,920            0
                                    ------------ ------------
    Total First Command Bank Assets  10,878,975            0
                                    ------------ ------------
OTHER ASSETS
  Marketable securities, at market   61,937,108   52,036,944
  Memberships                            62,467       62,467
  Notes receivable - Other               50,000       50,000
                                    ------------ ------------
    Total Other Assets               62,049,575   52,149,411
                                    ------------ ------------
TOTAL ASSETS                       $103,377,350 $ 88,689,932
                                    ============ ============

                    LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES
  Accounts payable                 $     71,554 $    423,714
  Accrued commissions payable         3,007,619    2,758,258
  Accrued bonuses payable             8,694,280    9,959,319
  Income taxes payable                  517,421        4,981
  Accrued sales meeting expense       2,751,656    1,557,397
  Other accrued liabilities           1,029,593    1,966,287
  Notes payable                         628,287      613,716
  Loans from insurance companies     14,318,803   10,458,853
                                    ------------ ------------
    Total Current Liabilities        31,019,213   27,742,525
                                    ------------ ------------
LONG-TERM OBLIGATIONS
  Sales meeting and other                 1,611        1,611
  Notes payable                               0      494,650
  Deferred Career Commission Plan pa 18,911,277   14,571,565
  Deferred income taxes               2,845,226    1,930,874
                                    ------------ ------------
    Total Long-term Obligations      21,758,114   16,998,700
                                    ------------ ------------
FIRST COMMAND BANK LIABILITIES
  Demand deposits                     2,619,327            0
  Time deposits                       2,447,562            0
  Other liabilities                      12,396            0
                                    ------------ ------------
    Total First Command Bank Liabili  5,079,285            0
                                    ------------ ------------
STOCKHOLDERS' EQUITY
  Common stock                           55,739       55,739
  Additional paid-in capital            726,130    2,830,260
  Retained earnings                  31,401,372   31,223,388
  Unrealized holding gains           13,375,136    9,875,400
  Treasury stock - at par               (37,639)     (36,080)
                                    ------------ ------------
    Total Stockholders' Equity       45,520,738   43,948,707
                                    ------------ ------------
TOTAL LIABILITIES & STOCKHOLDERS' E$103,377,350 $ 88,689,932
                                    ============ ============
* Condensed from audited financial statements.

The accompanying notes are an integral part of these condensed financial statements.

                     INDEPENDENT RESEARCH AGENCY FOR LIFE INSURANCE, INC.
                                   AND SUBSIDIARIES
                        CONDENSED CONSOLIDATED STATEMENT OF INCOME
                                      (UNAUDITED)
                                           Nine Months Ended      Three Months Ended
                                              June 30,                  June 30,
                                          1997         1996         1997         1996
COMMISSIONS REVENUE                $ 90,834,961 $ 86,655,988 $ 31,276,992 $ 29,243,229
                                    ------------ ------------ ------------ ------------
FIRST COMMAND BANK
  Net interest income                    99,520            0       99,520            0
  Provision for loan losses             (58,200)           0      (58,200)           0
  Noninterest income                        675            0          675            0
                                    ------------ ------------ ------------ ------------
    First Command Bank Operating Inc     41,995            0       41,995            0
                                    ------------ ------------ ------------ ------------
OPERATING EXPENSES
  Commissions, bonuses, and agent ex(65,959,783) (65,237,813) (22,513,136) (22,368,134)
  General and administrative expense(18,984,571) (17,310,695)  (6,789,781)  (6,052,816)
                                    ------------ ------------ ------------ ------------
    Total Operating Expenses        (84,944,354) (82,548,508) (29,302,917) (28,420,950)
                                    ------------ ------------ ------------ ------------
INCOME FROM OPERATIONS                5,932,602    4,107,480    2,016,070      822,279
                                    ------------ ------------ ------------ ------------
OTHER INCOME (EXPENSES)
  Interest income                       642,171      592,444      188,229      177,547
  Investment income                   4,719,985    3,200,377       12,946       20,044
  Rental and other income               158,736      186,208       40,717       79,814
  Gain (Loss) on disposal of equipme          0        4,247            0        4,247
  Interest expense                      (48,214)     (40,121)     (15,266)     (19,026)
                                    ------------ ------------ ------------ ------------
    Total Other Income                5,472,678    3,943,155      226,626      262,626
                                    ------------ ------------ ------------ ------------
INCOME BEFORE INCOME TAXES           11,405,280    8,050,635    2,242,696    1,084,905

PROVISION FOR INCOME TAXES           (3,728,593)  (2,622,683)    (770,601)    (406,627)
                                    ------------ ------------ ------------ ------------
NET INCOME                         $  7,676,687 $  5,427,952 $  1,472,095 $    678,278
                                    ============ ============ ============ ============
WEIGHTED AVERAGE NUMBER
  OF SHARES OUTSTANDING                 933,332      944,652      907,805      898,816
                                    ============ ============ ============ ============
NET INCOME PER SHARE               $       8.23 $       5.75 $       1.62 $       0.75
                                    ============ ============ ============ ============

The accompanying notes are an integral part of these condensed financial statements.

                     INDEPENDENT RESEARCH AGENCY FOR LIFE INSURANCE, INC.
                                   AND SUBSIDIARIES
                      CONDENSED CONSOLIDATED STATEMENT OF CASH FLOWS

                                      (UNAUDITED)

                      INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS
                                                                   Nine Months Ended
                                                                       June 30,
                                                                   1997         1996
CASH FLOWS FROM OPERATING ACTIVITIES
  Net Income                                                 $  7,676,687 $  5,427,952
  Adjustments for non cash items                                  847,253   (3,239,857)
  Changes in operating assets and liabilities                   1,502,374    4,854,955
                                                              ------------ ------------
    Net Cash Provided by Operating Activities                  10,026,314    7,043,050
                                                              ------------ ------------
CASH FLOWS FROM INVESTING ACTIVITIES
  Purchase of investments                                      (2,688,255)    (745,838)
  Net increase in loans made by First Command Bank             (3,822,134)
  Purchase of property and equipment                             (616,790)    (453,598)
                                                              ------------ ------------
    Net Cash Used for Investing Activities                     (7,127,179)  (1,199,436)
                                                              ------------ ------------
CASH FLOWS FROM FINANCING ACTIVITIES
  Net receipts (payments) on loans from insurance
    companies                                                   3,859,948   (1,392,137)
  Net increase in deposits by First Command Bank                5,066,889
  Purchase of treasury stock                                   (2,105,689)  (3,289,078)
  Dividends paid                                               (7,498,703)  (4,550,795)
                                                              ------------ ------------
    Net Cash Used for Financing Activities                       (677,555)  (9,232,010)
                                                              ------------ ------------
NET DECREASE IN CASH AND CASH EQUIVALENTS                       2,221,580   (3,388,396)

CASH AND CASH EQUIVALENTS          - Beginning of Period       19,448,932   16,773,197
                                                              ------------ ------------
CASH AND CASH EQUIVALENTS          - End of Period           $ 21,670,512 $ 13,384,801
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

 In November 1996, IRA, Inc. received approval from the Office of
Thrift Supervision to organize and operate a denovo Federal Savings Bank. In March 1997, First Command Bank was formed as a wholly-owned subsidiary and began operations on April 21, 1997.

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

          INDEPENDENT RESEARCH AGENCY FOR LIFE INSURANCE, INC.,
                        AND SUBSIDIARIES

          NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                         (UNAUDITED)


NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES - Continued


BASIS OF PRESENTATION

 The Condensed Consolidated Balance Sheet as of June 30, 1997, the Condensed Consolidated Statement of Income for the three months and nine months ended June 30, 1997 and 1996, and the Condensed Consolidated Statement of Cash Flows for the nine months ended June 30, 1997 and 1996 included herein are unaudited; however, such information reflects all adjustments (consisting solely of normal recurring adjustments) which are, in the opinion of management, necessary for a fair statement of results for the interim periods.

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

 The results of operations for the three months and nine months ended June 30, 1997 are not necessarily indicative of the results to be expected for the full year.

            INDEPENDENT RESEARCH AGENCY FOR LIFE INSURANCE, INC.,
                            AND SUBSIDIARIES

             NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                              (UNAUDITED)


NOTE 3 - STOCKHOLDERS' EQUITY
 During the nine months ended June 30, 1997, stockholders' equity was changed by the fo transactions:


                                     Additional                Unrealized
                           Common     Paid-in      Retained     Holding      Treasury
Balance -                   Stock     Capital      Earnings       Gain        Stock
  September 30, 1996    $   55,739 $  2,830,260 $ 31,223,388 $  9,875,400 $    (36,080)

  Purchase of 77,860 shares
  of treasury stock                  (2,104,130)                                (1,559)

  Payment of dividend                             (7,498,703)

  Net income                                       7,676,687

  Net change in unrealized
  holding gain on securities
  available for sale                                            3,499,736
Balance -                 --------- ------------ ------------ ------------ ------------

  June 30, 1997         $   55,739 $    726,130 $ 31,401,372 $ 13,375,136 $    (37,639)
                          ========= ============ ============ ============ ============


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

RESULTS OF OPERATIONS
NINE MONTHS ENDED JUNE 30, 1997 AND 1996 - COMPARISON
 During the nine months ended June 30, 1997, the demand for life insurance and mutual fund investments marketed by the Company to U.S. military personnel remained strong. Commission revenue for the nine months ended June 30, 1997, increased 4.8% to $90,834,961 from $86,655,988 recorded during the comparable period in 1996. This overall increase in commission revenue is a trend which has been maintained over the past several years, and is expected to continue in the future due to the long term personal financial management philosophy espoused to clients, an effectively trained sales force and efficient marketing practices used by the Company's sales agents. The Company's analysis of the impact of base closures and force reduction in the U.S. Military indicates to the Company a minimal impact upon existing agents in the field and a market which will continue to present an opportunity for growth of the Company's business.

 First Command Bank commenced operations in April of 1997. Through strong loan and deposit growth combined with an initial capitalization of $6 million from IRA, Inc., net interest income totalled $99,520. This income was partially offset by the establishment of a reserve for possible losses on loans funded during the period.

 Commissions, bonuses, and agent expenses for the nine months ended June 30, 1997 increased 1.1% or $721,970 from the same period in 1996. Generally, in the past there has been a constant relationship between commission revenues and commissions, bonuses, and agent expenses. Commissions, bonuses, and agent expenses have decreased as a percentage of commission revenues due to a decline in the voluntary allocation to the agents' Deferred Career Commission Plan
(DCCP) of $1,624,000 from the comparative nine month period in 1996. Eclusive of the DCCP; commissions, bonuses, and agent expenses would have increased 4.1% from the comparative period.

 General and administrative expenses for the nine months ended June 30, 1997 increased 9.7%, or $1,673,876, from the same period in 1996. This increase is primarily due to costs involved in the redesign of the corporate database used by the home office. This redesign will result in improved efficiencies in both personnel and computer hardware costs in the future. In addition, start-up costs associated with First Command Bank and general inflationary factors contributed to higher operating costs.

 The total of other income for the initial nine months of fiscal year 1997 increased 38.8% to $5,472,678 from $3,943,155 earned in the comparable nine month period for 1996. This increase is primarily attributable to greater distributions from mutual funds.

           INDEPENDENT RESEARCH AGENCY FOR LIFE INSURANCE, INC.,
                           AND SUBSIDIARIES
       MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                       AND RESULTS OF OPERATIONS

THREE MONTHS ENDED JUNE 30, 1997 AND 1996 - COMPARISON
 Income from operations for the current quarter increased $1,193,791, or 145.2%, from the comparable period in 1996. The increase is attributable to a 7.0% improvement in commission revenue for the quarter. This favorable change was partially offset by a 12.2% increase in general and administrative expenses and by a .6% increase in commissions, bonuses and agent expenses.

 First Command Bank commenced operations in April of 1997. Through strong loan and deposit growth combined with an initial capitalization of $6 million from IRA, Inc., net interest income totalled $99,520. This income was partially offset by the establishment of a reserve for possible losses on loans funded during the period.

 The total of other income for the current quarter of 1997 decreased to $226,626 from $262,626 earned in the comparable three month period in 1996. This reduction is primarily attributable to lower rental and other income in 1997.

LIQUIDITY AND FINANCIAL RESOURCES
 The Company has historically operated with a working capital deficiency. The Company has been able to do this because of its loans from insurance companies. As long as the Company does business with these insurance companies (there are no current intentions to change) the loan balance will continue to replenish itself from new first year insurance commission loans. The Company had a ratio of current assets to current liabilities of .59 to 1 and .86 to 1 at June 30, 1997, and September 30, 1996, respectively. The decline in the current ratio is the result of paying dividends of $7,498,703 on December 1, 1996, to the shareholders of record as of September 30, 1996, and the paying of normal year-end incentive bonuses of $5,597,907 to the Company's sales agents. The current ratio is expected to improve due to income from operations during the fiscal year.

 Cash and cash equivalents, consisting primarily of money market funds are used to finance the Company's current operations and are held as a reserve for the payment of current liabilities. Marketable securities have been accumulated in anticipation of future capital expenditures and as an additional reserve against contingencies. As of June 30, 1997, the significant nonrecurring short-term obligation requiring the immediate use of resources is the completion of the "WinUSPA" and "Phoenix '96" software projects for approximately $900,000.

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

(b) No reports on Form 8-K have been filed during the quarter ended June 30, 1997.

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





Date  August 12, 1997          By    /S/ Lamar C. Smith
    -----------------               --------------------
                                      LAMAR C. SMITH
                                   Chairman of the Board and
                                    Chief Executive Officer
                                   (Duly Authorized Officer)





Date  August 12, 1997          By    /S/Martin R. Durbin
    -----------------               --------------------
                                      MARTIN R. DURBIN
                                         Treasurer and
                                   Chief Financial Officer
                                   (Principal Financial Officer)