Form 10-K
period 1997-09-30
INDEPENDENT RESEARCH AGENCY FOR LIFE INSURANCE INC
filed 1997-12-29
CIK 354242

FORM 10-K

                    SECURITIES AND EXCHANGE COMMISSION
                         WASHINGTON, D.C. 20549

(X) ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934. For the fiscal year ended September 30, 1997.

                                    OR

( ) TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
    EXCHANGE ACT OF 1934.  For the transition period from
    _____________ to _____________.
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

                      Class B Nonvoting Common Stock
                             (Title of Class)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
    Yes   (X)     No

Indicate by check mark if the disclosure of delinquent filers pursuant to
Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-
K or any amendment to this Form 10-K.    ( X  )

As of December 1, 1997, all of the voting common stock of the Registrant was held by affiliates of the Registrant. The aggregate market value of the voting common stock held by non-affiliates was $ -0-.

As of December 1, 1997, the following number of shares of common stock were outstanding:

    Class A -  Voting                           $ .02 par - 25
    Class B -  Non-Voting                      $ .02 par - 996,680




                  DOCUMENTS INCORPORATED BY REFERENCE

Location in Form 10-K                      Incorporated Documents
Part IV, Item 14 - Exhibits - Page 41      Articles of Incorporation
                                           and Bylaws, and stock
                                           agreements in Exhibit 3
                                           and 10 of Company's
                                           Form S-1 Registration
                                           Statement Filed in May,
                                           1997


Total number of pages, including cover page - 44



















































            INDEPENDENT RESEARCH AGENCY FOR LIFE INSURANCE, INC.
                                 TABLE OF CONTENTS

PART I                                                            PAGE

Item  1.  Business  . . . . . . . . . . . . . . . . . . . . . . . . 1
Item  2.  Properties  . . . . . . . . . . . . . . . . . . . . . . . 4
Item  3.  Legal Proceedings. . .. . . . . . . . . . . . . . . . . . 5
Item  4.  Submission of Matters to a Vote
           of Security Holders. . . . . . . . . . . . . . . . . . . 5

PART II

Item  5.  Market for the Registrant's Common Equity and
           Related Stockholder Matters  . . . . . . . . . . . . . . 6
Item  6.  Selected Financial Data . . . . . . . . . . . . . . . . . 7
Item  7.  Management's Discussion and Analysis of Financial
           Condition and Results of Operations . . . . .. . . . . . 8
Item  8.  Financial Statements and Supplementary Data.. . . . . . .11
Item  9.  Changes in and Disagreements with Accountants
           on Accounting and Financial Disclosures. . . . . . . . .33

PART III

Item 10.  Directors and Executive Officers of the Registrant. . . .34
Item 11.  Executive Compensation. . . . . . . . . . . . . . . . . .37
Item 12.  Security Ownership of Certain Beneficial Owners
           and Management . . . . . . . . . . . . . . . . . . . . .38
Item 13.  Certain Relationships and Related Transactions. . . . . .40

PART IV

Item 14.  Exhibits, Financial Statement Schedules, and Reports
           on Form 8-K . . . . . . . . . . . . . . . . . . . . . . 41




























                                  PART I

ITEM 1 - BUSINESS

General Statement of Company's Purpose

The primary business purpose of Independent Research Agency for Life Insurance, Inc. ("the Company") and its insurance agency subsidiaries is the sale of life insurance and, through its subsidiary, United Services Planning Association, Inc., the sale of mutual funds to active duty and former commissioned, warrant and noncommissioned officers of the United States Military services and their families. Additionally, the Company formed a de novo federal savings bank during 1997 to generate commercial and consumer loans and receive deposits primarily from clients of the Company and its subsidiaries. The Company's Board of Directors considers profit secondary to expanded service to its clientele.

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

On March 21, 1997, the Company formed a wholly-owned subsidiary, "First Command Bank", a federal savings bank (the "Bank"). The Bank began operations on April 21, 1997.

In addition, the Company markets a relatively small number of variable annuities through one insurance carrier.


                             PART I

ITEM 1 - BUSINESS - Continued

Insurance Agency Operations

As an insurance agency, the Company markets insurance products offered by several insurance carriers. These products are individual whole life and term life insurance policies. In addition, the Company markets a relatively small number of variable annuities through one insurance carrier. The Company is authorized to market an insurance carrier's products by entering into an agency agreement with the carrier. A typical agency agreement allows the Company to solicit applications for insurance and to submit the applications to the carrier for approval, as well as to deliver policies issued by the carrier. The Company and its insurance agency subsidiaries have agency agreements with ten insurance carriers. Consistent with industry practice, all the agreements to which the Company and its subsidiaries are parties are terminable at will or upon very short notice.

The Company's income is derived principally from commissions earned from the sale of insurance products. Commissions are generally a percentage of the premiums paid by clients. The Company has loan agreements with five of the insurance carriers it represents as general agent whereby the carriers loan an amount to the Company equal to the difference between the total amount of first year commissions to be earned by the Company on certain insurance policies sold by its agents and the amount of the commissions actually earned by the Company as of any particular date. The total amount of such loans increased to $15,842,192 as of September 30, 1997 from $10,458,853 as of September 30, 1996, due to a shift in sales of policies from carriers with whom the Company does have such loan agreements. Each of the loan agreements provides that the outstanding balance of any loan be repaid immediately by the Company if the policy upon which the loan was calculated is cancelled during its first year. Historically, less than five percent (5%) of the policies sold by the Company are cancelled during the first year of the policy.

For the fiscal years ended September 30, 1997, 1996, and 1995 the commissions earned by the Company from insurance carriers for insurance solicited by it and the percentage thereof of total commission revenue (shown parenthetically) were $77,158,888 (63%), $72,975,873 (63%), and $69,165,124
(64%), respectively. (Total commission revenue represents gross revenue before deduction of commissions to registered representatives/agents and other expenses of operation.)

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

Investment Sales Operations

The Company's subsidiary USPA is a broker-dealer of several different mutual funds pursuant to written agreements with the investment companies. USPA has the non-exclusive right to sell shares of these mutual funds through its agents and receives commissions from such sales. These sales are principally of mutual funds which have the stated objective of long term capital growth, through systematic investment plans or open account brokerage arrangements depending on suitability considerations. USPA is not obligated to meet any stated sales volume for any particular mutual fund. USPA does not bear any part of the cost of printing prospectuses used in connection with any mutual fund offering nor does it bear the costs of supplemental sales literature, promotion or

                             PART I

ITEM 1 - BUSINESS - Continued

Investment Sales Operations - Continued

advertising. The agreements between USPA and the investment companies are continuous and provide for termination without penalty by either party on written notice. For the fiscal years ended September 30, 1997, 1996 and 1995, commissions earned on the sale of shares of mutual funds and the percentage thereof of total commission revenue (shown parenthetically) were $45,170,713 (37%), $43,656,196 (37%), and $39,278,686 (36%) respectively.
(Total commission revenue represents gross revenue before deduction of commissions to registered representatives/agents and other expenses of operation.)

Banking Operations

The Company has established First Command Bank (the "Bank"), a federal savings bank, to offer consumer banking products and services to the Company's clients. As a federally chartered savings association, the Bank is subject to the primary supervision of the Office of Thrift Supervision. The Bank was formed on March 21, 1997, and was approved to accept deposits and commence operations on April 21, 1997. The Bank is a wholly-owned subsidiary of the Company and has been initially capitalized by the Company for $6 million which was drawn from current liquid assets of the Company. For the period ended September 30, 1997, the Bank had net interest income after provision for loan losses of $48,095.

Marketing

The Company offers life insurance products, and through USPA, mutual fund products in the states in which it and its subsidiaries are authorized to do business, through independent licensed agents who are paid on a commission basis. The Company offers consumer banking products and services to its clients through First Command Bank. The selling efforts of the Company are concentrated on U.S. career military personnel and sales to existing clients formerly on active duty. Management believes that the products offered (and, in the case of life insurance products, the benefits and premium rates related thereto) are generally competitive with those of other such products available for sale in its market. The Company believes that its most valuable asset is its trained and established force of field representatives. The Company's average number of agents during fiscal 1997 was 623. As of September 30, 1997 the Company had 665 agents appointed.

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

During fiscal year 1997, the Company's sales efforts resulted in over 47,382 life insurance applications being filed with new coverage exceeding $3.7 billion. Total insurance in force now exceeds $29.8 billion. In addition, during fiscal year 1997, nearly 57,087 mutual fund applications were processed. These applications have a face value of $1.12 billion. The Company's clients now have more than $11.9 billion invested in mutual funds. The Company, through the Bank, opened approximately 2,600 customer deposit accounts for over $13 million and originated over 1,000 customer loans for over $17 million.



                             PART I

ITEM 1 - BUSINESS - Continued

Regulation and Competition

The insurance, securities and banking industries are heavily regulated as to trade practices. State insurance laws and regulations are particularly restrictive as to the advertising and solicitation of insurance. Agents of the Company are duly examined and licensed and must be continually aware of such regulations and comply fully at all times. Neither the Company nor its predecessors have ever been required to cease doing business in any locale as
the result of a violation of such laws and regulations.   USPA is subject to
both federal and state regulation as a broker-dealer of securities. Securities laws are most stringent as to the advertising of, solicitation of, accounting for, and general representation of securities sold. Representatives of USPA must be registered representatives of the National Association of Securities Dealers, Inc. ("NASD"), and licensed with the Securities Department in the state in which they represent USPA. Neither USPA nor any of its representatives has ever been fined, suspended, or required to cease doing business in any locale as the result of a violation of NASD or state laws, rules, or regulations. The Company's federal savings bank operations, which were established to provide consumer banking products and services to the Company's clients, are subject to the primary supervision of the Office of Thrift Supervision.

Competition is keen in the life insurance, securities and consumer banking businesses. A number of life insurance companies are engaged in sales to military personnel, offering a variety of policies. These competitors are also able, through affiliations with securities organizations, to offer investments to military personnel in competition with USPA. Additionally, military personnel are offered a number of other specialized savings and investment opportunities, by other organizations such as banks and credit unions. The Company's sales force has never sold competitively in the open civilian market.

Taxation of the Company.

The Company will be taxed under the usual practices of taxation applicable to corporations.

Personnel

The Company utilizes the services of personnel employed by USPA and the Bank, for which it reimburses them. USPA employs approximately three hundred and eight (308) people full time at present, whose functions are administrative and sales supportive. The Bank presently employs fourteen (14) people to service its current customers. All insurance and mutual fund sales by the Company and USPA are made by independent contractor agents, of which there are approximately six hundred and sixty-five (665).

ITEM 2 - PROPERTIES

The Company owns, unencumbered, the building at 4100 South Hulen Street, Fort Worth, Texas, in which its home office operation is conducted. A portion (approximately 4%) of this 128,000 square foot building is being leased to third parties. The Company owns one residential property in Fort Worth, Tarrant County, Texas, which is currently rented on a month to month basis to the Company's Director of Training. Monthly rent is currently paid to the Company for that portion of such residence personally used by this employee. The rent paid is $1,000 per month. The management of the Company considers the above monthly rent to be fair and reasonable in the view of the amount of personal living space rented in the residence by this individual. This residential

                             PART I

ITEM 2 - PROPERTIES - Continued

property has traditionally been used for lodging of visiting agents, and entertainment of prospective agents and current agents. Some of these business guests remain for conferences and seminars conducted by the Company for periods from one to fourteen days. The Company also owns approximately nine motor vehicles and substantial office equipment, including printing and computer equipment.

ITEM 3 - LEGAL PROCEEDINGS

During the ordinary course of business the Company is subject to litigation from a number of areas. Currently, the Company is involved in one law suit filed after the end of its fiscal year, which management believes is without merit and has a very low probability of loss.

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

Number of Security Holders

As of December 1, 1997, the Company had 14 stockholders of record of its Class A - voting common stock, and 535 stockholders of record of its Class B
- non-voting common stock.

Dividend History and Restriction

Holders of common shares are generally entitled to receive dividends as may be declared by the Board of Directors from funds legally available therefor. Although the Company has paid dividends on its common shares in the years 1987, 1988, 1989, 1990, 1991, 1992, 1993, 1994, 1995, 1996 and 1997 no
assurance can be given that any dividends will be declared and paid in the future. Future dividend policies shall be subject to the discretion of the Board of Directors and will depend upon a number of factors, including, among other things, future earnings, capital requirements, (particularly capital needed for rapid growth or a major business initiative), war, and the financial condition of the Company, any one of which could cause the Company to be unable to pay dividends in one or more years. There are currently no legal or contractual restrictions that materially limit the Company's ability to pay dividends.

Following is a history of the dividends paid by the Company since inception. Dividends have only been paid on its Class B - non-voting common stock.

     Date of Record               Payment Date             Per Share

   October 20, 1987             December 3, 1987             $8.00
   September 30, 1988           November 30, 1988             2.10
   September 30, 1989           November 30, 1989             2.65
   September 30, 1990           November 28, 1990             3.00
   September 30, 1991           November 30, 1991             4.00
   September 30, 1992           December 1, 1992              6.59
   September 30, 1993           December 1, 1993              7.31
   September 30, 1994           December 1, 1994              4.88
   September 30, 1995           December 1, 1995              4.50
   September 30, 1996           December 2, 1996              7.63
   September 30, 1997           December 1, 1997              7.73

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




                                                 PART II

ITEM 6 - SELECTED FINANCIAL DATA

The following table sets forth selected consolidated financial data of the Company for the five years ended September 30, 1993 through 1997. This information should be read in conjunction with Management's Discussion and Analysis of Financial Condition and Results of Operations and the financial statements and related notes thereto included elsewhere herein. The selected consolidated financial data was derived from the audited financial statements of the Company.

                                                      Years Ended September 30,
                              1997             1996           1995             1994          1993
Income Statement Data:

  Commissions Revenue   $122,329,601     $116,632,069    $ 108,443,810    $100,491,633   $93,767,954
  Bank Operations             58,458              -0-              -0-             -0-           -0-
  Operating Expenses    (113,528,791)    (109,040,366)    (102,510,314)    (93,421,636)  (86,224,269)
  Operating Income         8,859,268        7,591,703        5,933,496       7,069,997     7,543,685
  Other Income             5,216,114        3,719,793        4,201,478       3,464,253     3,280,284
  Income before Income
   Taxes                  14,075,382       11,311,496       10,134,974      10,534,250    10,823,969
  Income Taxes            (4,639,886)      (3,842,639)      (3,417,024)     (3,561,062)   (3,567,212)

  Net Income            $  9,435,496    $   7,468,857    $   6,717,950    $  6,973,188   $ 7,256,757

  Earnings Per Share    $      10.06     $       7.97    $        7.18    $      7.51    $      7.65

  Cash Dividends
   Declared             $       7.73     $       7.63    $        4.50    $      4.88    $      7.31


Balance Sheet Data:

  Working Capital
   (Deficit)            $ (9,534,501)    $ (3,816,198)  $   (5,876,390)   $ (6,577,744) $ (2,510,885)
(1)Loans from Insurance
 Companies (Included in   15,842,192       10,458,853       12,319,485      11,128,518    10,681,383
  working capital)
 Bank Assets              22,062,980              -0-              -0-             -0-           -0-
 Total Assets            125,896,308       88,689,932       79,634,999      66,095,600    54,590,033
 Bank Liabilities         13,437,520              -0-              -0-             -0-           -0-
  Long-Term Obligations   25,127,512       16,998,700       12,376,835       7,256,834     3,006,623
 Stockholders' Equity     53,936,083       43,948,707       40,014,745      32,193,799    29,121,614


(1) This loan balance will continue to perpetuate as long as the Company does business with these insurance companies as they have done in the past.


                             PART II

ITEM 7 - MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
          RESULTS OF OPERATIONS

Results of Operations

During the year ended September 30, 1997, the demand for life insurance and mutual fund investments marketed by the Company to U.S. military personnel remained strong and total current sales continued to increase. Commission revenue for the year ended September 30, 1997 increased 4.9% to $122,329,60 from $116,632,069 recorded during the year ended September 30, 1996. This compares to a 7.6% increase from fiscal year 1995 to 1996. After factoring in the recent low inflation rates, the increase in commission revenue of 4.9% is comparable to the past several years. These variances are attributable to IRA, Inc. and each of its subsidiaries. This overall increase in commission revenue is considered to be continuing a trend which has occurred over the past several years, and is expected to continue in the future due to the long term personal financial management philosophy espoused to clients, an effectively trained sales force and efficient marketing practices used by the Company's sales agents.

First Command Bank commenced operations on April 21, 1997. Through strong loan and deposit growth combined with an initial capitalization of $6 million from IRA, Inc., net interest income totaled $308,295. This income was partially offset by a $260,200 provision for loan losses on loans funded during the period.

The overall growth in commission revenue occurred at a higher rate for insurance sales than it did for mutual fund sales. During the past fiscal year commission revenue for insurance sales increased 5.7% to $77,158,888 and commission revenue for mutual fund sales increased 3.5% to $45,170,713. The percentage increases from fiscal year 1995 to 1996 were 5.5% and 11.1%, respectively, for insurance and mutual fund sales.

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

Commissions, incentive commissions, and agent expenses for the years ended
September 30, 1997 and 1996 increased 1.7% and 7.2%, respectively, in the aggregate. Generally, in the past there has been a constant relationship between commission revenues and commission and agent expenses. The growth of insurance commission revenues have occurred more from trail commissions than from first-year commissions. Agents are generally only paid commissions during the first year following a sale.

It is very likely that this trend of a decrease in the percentage growth of commissions and agent expenses will continue due to the growing proportion of the future increase in commission revenue resulting from trail commissions.
The Company receives reduced commissions for several years subsequent to the actual sale, whereas the agents are generally paid commissions for only twelve months after a sale. Therefore, commissions and agent expenses could continue to decrease in relation to commission revenue.

                               PART II

ITEM 7 - MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
          RESULTS OF OPERATIONS - Continued

Results of Operations - Continued

General and administrative expenses for the years ended September 30, 1997 and 1996 increased $2,988,813 or 13.1% and $728,499 or 3.3%, respectively, over their prior years. The increase from 1995 to 1996 is considered a general inflationary increase. The increase from 1996 to 1997 is primarily due to costs involved in the redesign of field and home office software.
This redesign will result in improved efficiencies in both personnel and computer hardware costs in the future. In addition, start-up costs associated with First Command Bank and general inflationary factors contributed to higher operating costs.

The total of other income for the year ended September 30, 1997 increased
$1,496,321 to $5,216,114.  The total of other income for the year ended
September 30, 1996 increased $481,685 from the prior year. These fluctuations of other income are mainly due to mutual fund distributions.
Income before income taxes has remained fairly constant as a percentage of commission revenues for the past few years. For the years ended September
30, 1997, 1996 and 1995 income before income taxes has been 11.5%, 9.7% and 9.3% of total commission revenues.

Liquidity and Financial Resources

The Company has operated with a working capital deficiency during all of the periods presented in the accompanying selected financial data. The Company has been able to do this because of its loans from insurance companies. As long as the Company continues to do business in this manner with these insurance companies (there are no current intentions to change) the loan balance will continue to replenish itself from new first year insurance commission loans. The Company had a ratio of current assets to current liabilities of .71 to 1 and .86 to 1 at September 30, 1997 and 1996, respectively. The current ratios when excluding the loans from insurance companies balances are 1.36 to 1 and 1.38 to 1, respectively.

The Company had a net increase of $4,186,974 in cash and cash equivalents from the prior year. As reflected in the statement of cash flows, net cash provided by operating activities continued to remain strong. An additional source of increased cash flows came from loans from insurance companies.

The Company has land adjacent to its current headquarters which is intended to be used as a site for the construction of an additional office building and parking garage. The Company estimates that it will need $20,000,000 of capital for the construction of this additional office facility for the Home
Office. The remaining retained earnings of the Company have been accumulated in anticipation of other future capital expenditures and as an additional reserve against contingencies.

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







                             PART II

ITEM 7 - MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
          RESULTS OF OPERATIONS - Continued

Liquidity and Financial Resources - Continued

From its inception, the Company has purchased the Company stock owned by agents and employees when their active association with the Companies ended.
During the years ended September 30, 1997 and 1996 the Company redeemed
78,485 shares and 129,963 shares, respectively. The Company will continue this policy so as to limit stock ownership to those actively involved in the business.

During the years ended September 30, 1997 and 1996, 149,050 and 104,700 shares of Class B, non-voting common stock were issued from Treasury Stock at $27.04 and $26.56 per share, respectively. These stock offerings were accomplished using registration statement Form S-1. The primary purpose of these offerings was to provide the Company's agents with an opportunity to purchase shares of the Company. The net proceeds are used for the continuing operation of the Company's business, for further development and expansion, and for limited contingency planning. It is not anticipated that any part of the net proceeds will be used for the purpose of retiring or reducing any indebtedness of the Company.

Return on total equity was 21% and 19% for 1997 and 1996, respectively.
Management has goals of maintaining a return of 15% to 25% in the future.

Presently, the Company has no debt outstanding under its $1,000,000 revolving line of credit. The Company feels that, between its current cash position and the working capital generated by operations, it should meet normal financing requirements. The Company's future building expansion may be partially debt financed due to the current low interest rate environment.

                             PART II


ITEM 8 - FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

Financial Statements

The accompanying consolidated financial statements of Independent Research
Agency for Life Insurance, Inc. and Subsidiaries as of September 30, 1997,
1996 and 1995 and for the years ended September 30, 1997, 1996 and 1995 are presented in accordance with Regulation S-X and in conformity with generally accepted accounting principles, as required. Independent Research Agency for Life Insurance, Inc. is subject to the reporting requirements of Section
13(a) of the Securities Exchange Act of 1934. The Company is subject to the informational reporting requirements of Section 13(a) of the Securities and Exchange Act of 1934, as amended (the "Exchange Act") as a result of filing a registration statement pursuant to Section 12(g) of the Securities Exchange
Act of 1934 (which became effective on January 24, 1997) with respect to the Company's Class B Non-Voting Common Stock, which was held of record by greater than 500 shareholders at the Company's fiscal year end on September
30, 1996 and in accordance therewith files periodic and current reports and other information with the Securities and Exchange Commission (the
"Commission"). Prior to the effectiveness of such registration statement, the Company was subject to the informational reporting requirements of
Section 15(d) of the Exchange Act.

Supplementary Data

The selected quarterly financial data required by Item 302(a) of Regulation
S-K is omitted because the Registrant does not meet both of the specified tests.

Index to Consolidated Financial Statements
                                                                        Page

Report of Independent Certified Public Accountants . . . . . . . . . . . 12

Consolidated Balance Sheets - September 30, 1997, 1996 and 1995. . . . . 13

Consolidated Statements of Income - Years ended September 30, 1997,
 1996 and 1995 . . . . . . . . . . . . . . . . . . . . . . . . . . . . . 16

Consolidated Statements of Changes In Stockholders' Equity - Years
 ended September 30, 1997, 1996 and 1995 . . . . . . . . . . . . . . . . 18

Consolidated Statements of Cash Flows - Years ended September 30,
 1997, 1996 and 1995 . . . . . . . . . . . . . . . . . . . . . . . . . . 20

Notes to Consolidated Financial Statements . . . . . . . . . . . . . . . 23















November 5, 1997

Board of Directors
Independent Research Agency
 for Life Insurance, Inc. and Subsidiaries
Fort Worth, Texas

                REPORT OF INDEPENDENT CERTIFIED PUBLIC ACCOUNTANTS

We have audited the accompanying consolidated balance sheets of Independent
Research Agency for Life Insurance, Inc. and Subsidiaries as of September 30,
1997, 1996 and 1995, and the related consolidated statements of income, changes in stockholders' equity, and cash flows for the years then ended.
These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Independent
Research Agency for Life Insurance, Inc. and Subsidiaries as of September 30,
1997, 1996 and 1995, and the consolidated results of their operations and their cash flows for the years then ended in conformity with generally accepted accounting principles.


BRANTLEY, FRAZIER, ROGERS & COMPANY, P.C.



























          INDEPENDENT RESEARCH AGENCY FOR LIFE INSURANCE, INC.
                            AND SUBSIDIARIES
                      CONSOLIDATED BALANCE SHEETS
                   SEPTEMBER 30, 1997, 1996 AND 1995

                                 ASSETS

CURRENT ASSETS                            1997            1996         1995
 Cash - Demand deposits             $   289,074     $   659,899  $   454,159
 Cash - Money market mutual
  fund accounts - Note 2             18,735,189      18,789,033   16,319,038
 Commissions receivable - Note 2      3,003,639       2,671,831    2,319,856
 Agents' loans and advances
  - Note 2                              493,891         745,189      940,067
 Accounts receivable - Customers
  - Note 2                               54,499             -0-      115,000
 Accounts receivable - Other
  - Note 2                              266,746          79,641      643,179
 Income taxes receivable - Note 8       744,881         336,579      374,799
 Prepaid expenses                        83,396         110,139       48,803
 Deferred income taxes - Note 8         189,377         534,016      152,128

   Total Current Assets              23,860,692      23,926,327   21,367,029

PROPERTY AND EQUIPMENT - At Cost - Note 2
 Land                                 3,528,333       3,528,333    3,528,333
 Office building                      9,568,786       9,403,496    9,383,158
 Other buildings and improvements       131,746         131,746      131,746
 Office/computer equipment and
  furniture                           7,065,463       6,543,017    6,393,679
 Automobiles                            262,187         300,497      295,218
 Construction in progress                19,113             -0-          -0-

    Total Property and Equipment     20,575,628      19,907,089   19,732,134
 Less: Accumulated depreciation      (8,429,667)     (7,292,895)  (6,428,646)

    Net Property and Equipment       12,145,961      12,614,194   13,303,488

FIRST COMMAND BANK ASSETS
 Cash and cash equivalents - Note 2   4,611,643             -0-          -0-
 Loans, net of allowance for loan
  losses of $260,200 - Note 2 and 11 17,098,580             -0-          -0-
 Premises and equipment, net of
  accumulated depreciation of $27,619
  - Note 2                              203,776             -0-          -0-
 Accrued interest receivable            118,639             -0-          -0-
 Other assets                            30,342             -0-          -0-

    Total First Command Bank Assets  22,062,980             -0-          -0-

OTHER ASSETS
 Marketable securities at market
  value - Notes 2 and 3              67,714,208      52,036,944   44,852,015
 Memberships                             62,467          62,467       62,467
 Notes receivable - Other                50,000          50,000       50,000

    Total Other Assets               67,826,675      52,149,411   44,964,482

TOTAL ASSETS                       $125,896,308     $88,689,932  $79,634,999

                      LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES                      1997            1996         1995
 Accounts payable                   $   597,578     $   423,714  $   486,402
 Accrued commissions payable          2,970,067       2,758,258    2,533,614
 Accrued bonuses payable             10,232,017       9,959,319    9,210,740
 Accrued contribution payable to
  employees' Profit Sharing Plan
  - Note 10                             993,511       1,058,617      941,601
 Income taxes payable - Note 8              -0-           4,981      626,927
 Deferred Career Commission Plan
  payable - Note 9                    1,156,257         489,502      423,114
 Accrued sales meeting expense          543,750       1,557,397      275,000
 Other accrued liabilities              465,171         418,168      426,536
 Notes payable - Note 5                 594,650         613,716          -0-
 Loans from insurance companies
  - Note 4                           15,842,192      10,458,853   12,319,485

    Total Current Liabilities        33,395,193      27,742,525   27,243,419

LONG-TERM OBLIGATIONS
 Accrued sales meeting expense and
  other                                 395,110           1,611      289,111
 Notes payable - Note 5                     -0-         494,650          -0-
 Deferred Career Commission Plan
  payable - Note 9                   20,557,266      14,571,565    9,796,309
 Deferred income taxes - Note 8       4,175,136       1,930,874    2,291,415

    Total Long-Term Obligations      25,127,512      16,998,700   12,376,835

FIRST COMMAND BANK LIABILITIES
 Deposits - Note 12                  13,292,748             -0-          -0-
 Accrued interest payable                22,171             -0-          -0-
 Other liabilities                      122,601             -0-          -0-

    Total First Command Bank
     Liabilities                     13,437,520             -0-          -0-

COMMITMENTS AND CONTINGENCIES - Note 13 and 16

STOCKHOLDERS' EQUITY
 Common stock - Note 6
   Class A - Voting                          10              10           10
   Class B - Non-Voting                  55,729          55,729       55,729
 Additional paid-in capital           4,708,239       2,830,260    3,472,253
 Retained earnings - Notes 7, 14
  and 17                             33,160,181      31,223,388   28,305,327
 Unrealized holding gains - Note 3   16,046,593       9,875,400    8,217,001
 Treasury stock - Class A Common,
  at par - Note 6                            (8)             (8)          (8)
 Treasury stock - Class B Common,
  at par - Note 6                       (34,661)        (36,072)     (35,567)

    Total Stockholders' Equity       53,936,083      43,948,707   40,014,745

TOTAL LIABILITIES AND STOCK-
 HOLDERS' EQUITY                   $125,896,308     $88,689,932  $79,634,999

The accompanying notes to financial statements are an integral part of these statements.



          INDEPENDENT RESEARCH AGENCY FOR LIFE INSURANCE, INC.
                            AND SUBSIDIARIES
                   CONSOLIDATED STATEMENTS OF INCOME
         FOR THE YEARS ENDED SEPTEMBER 30, 1997, 1996 AND 1995

COMMISSIONS REVENUE                      1997            1996         1995
 Insurance sales                   $ 77,158,888    $ 72,975,873 $ 69,165,124
 Mutual fund sales                   45,170,713      43,656,196   39,278,686

    Total Commissions Revenue       122,329,601     116,632,069  108,443,810

FIRST COMMAND BANK OPERATIONS
 Interest income on loans               261,685             -0-          -0-
 Interest income on cash
  equivalents                           165,083             -0-          -0-
 Interest expense on deposits          (118,473)            -0-          -0-
 Provision for loan losses - Note 11   (260,200)            -0-          -0-
 Other fee income                        10,363             -0-          -0-

    Total First Command Bank Operations  58,458             -0-          -0-

OPERATING EXPENSES
 Commissions and agent expenses
  - Note 9                         (87,809,129)    (86,309,517)  (80,507,964)
 General and administrative
  expenses - Note 10               (25,719,662)    (22,730,849)  (22,002,350)

    Total Operating Expenses      (113,528,791)   (109,040,366) (102,510,314)

INCOME FROM OPERATIONS               8,859,268       7,591,703     5,933,496
OTHER INCOME (EXPENSES)
 Interest income                       914,929         846,607       777,897
 Investment income - Including net
  gains on sales of investments
  - Note 3                           4,749,604       3,216,870     3,616,571
 Net rental and other expense         (385,791)       (268,148)     (116,795)
 Interest expense                      (61,304)        (66,100)      (23,925)
 Loss on sales of property and
  equipment                             (1,324)         (9,436)      (52,270)

    Total Other Income               5,216,114       3,719,793     4,201,478
INCOME BEFORE INCOME TAXES          14,075,382      11,311,496    10,134,974
PROVISION FOR INCOME TAXES
 - Note 8                           (4,639,886)     (3,842,639)   (3,417,024)

NET INCOME                         $ 9,435,496    $  7,468,857  $  6,717,950

EARNINGS PER SHARE - Note 2        $     10.06    $       7.97  $       7.18



The accompanying notes to financial statements are an integral part of these statements.










          INDEPENDENT RESEARCH AGENCY FOR LIFE INSURANCE, INC.
                           AND SUBSIDIARIES
       CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY
         FOR THE YEARS ENDED SEPTEMBER 30, 1997, 1996 AND 1995


                                           Common Stock         Additional
                                        Class         Class       Paid-In
                                          A             B         Capital

BALANCE - September 30, 1994           $   10      $ 55,729     $  424,761

Purchase of treasury stock - Note 6        -           -          (350,489)
Payment of dividend - Note 7
Proceeds from stock issuance - Note 6      -           -         3,397,981
Net income
Net change in unrealized holding
 gains on securities
 available for sale - Note 3

BALANCE - September 30, 1995               10       55,729       3,472,253

Purchase of treasury stock
 - Note 6                                  -          -         (3,379,850)
Payment of dividend - Note 7
Proceeds from stock issuance
 - Note 6                                  -          -          2,737,857
Net income
Net change in unrealized holding
 gains on securities available
 for sale - Note 3

BALANCE - September 30, 1996               10       55,729       2,830,260

Purchase of treasury stock
 - Note 6                                  -         -          (2,120,665)
Payment of dividend - Note 7
Proceeds from stock issuance
 - Note 6                                  -         -           3,998,644
Net income
Net change in unrealized holding
 gains on securities available
 for sale - Note 3

BALANCE - September 30, 1997           $   10     $ 55,729     $ 4,708,239

























               Unrealized      Treasury Stock           Total
 Retained        Holding      Class       Class      Stockholders'
 Earnings         Gains         A           B           Equity

$26,542,341    $5,208,702    $   (8)    $(37,736)    $32,193,799

   (564,731)         -            -         (786)       (916,006)
 (4,390,233)         -            -         -         (4,390,233)
                     -            -        2,955       3,400,936
  6,717,950          -            -         -          6,717,950


       -        3,008,299         -         -          3,008,299

 28,305,327     8,217,001        (8)      (35,567)    40,014,745


       -             -            -        (2,599)    (3,382,449)
 (4,550,796)         -            -          -        (4,550,796)

       -             -            -         2,094      2,739,951
  7,468,857          -            -          -         7,468,857


       -         1,658,399        -          -         1,658,399

 31,223,388     9,875,400        (8)      (36,072)    43,948,707


       -             -            -        (1,570)    (2,122,235)
 (7,498,703)         -            -          -        (7,498,703)

       -             -            -         2,981      4,001,625
  9,435,496          -            -          -         9,435,496


       -         6,171,193        -          -         6,171,193

$33,160,181   $16,046,593     $  (8)   $  (34,661)   $53,936,083








The accompanying notes to financial statements are an integral part of these statements.

          INDEPENDENT RESEARCH AGENCY FOR LIFE INSURANCE, INC.
                            AND SUBSIDIARIES
                 CONSOLIDATED STATEMENTS OF CASH FLOWS
         FOR THE YEARS ENDED SEPTEMBER 30, 1997, 1996 AND 1995


            INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS

CASH FLOWS FROM OPERATING ACTIVITIES      1997          1996          1995

 Commissions revenue received         $121,997,793  $116,277,714  $108,172,477
 Commissions paid to agents            (82,261,489)  (78,914,869)  (73,709,584)
 Operating expenses paid               (22,900,641)  (20,070,746)  (20,094,588)
 Sales meeting expenses paid            (2,504,172)   (1,168,286)   (2,309,149)
 Contribution to employees=
  Profit Sharing Plan                   (1,409,355)   (1,034,981)   (1,053,022)
 Interest income received                  914,929       846,607       777,897
 Interest income received on Bank assets   308,129           -0-           -0-
 Interest expense paid                     (57,141)      (29,075)      (23,925)
 Interest expense paid on Bank deposits    (96,302)          -0-           -0-
 Investment income received              4,749,604     3,216,870     3,616,571
 Other income received by Bank              10,363           -0-           -0-
 Net rental and other expenses
  paid                                    (385,791)     (268,148)     (116,795)
 Net customers' custodial funds
  received (paid)                         (172,743)      175,000      (388,538)
 Income taxes paid                      (5,736,186)   (6,253,259)   (5,381,960)
 Income taxes refunded                      92,818       230,138         3,520

    Net Cash Provided by
     Operating Activities               12,549,816    13,006,965     9,492,904

CASH FLOWS FROM INVESTING ACTIVITIES

 Net receipts (payments) on agents'
  loans and advances                       251,298       194,878      (105,339)
 Purchase of investments                (2,853,624)   (4,087,976)   (4,602,720)
 Proceeds from sales of property
  and equipment                             15,495        30,715        30,698
 Purchase of property and
  equipment                               (960,289)     (523,287)   (3,586,939)
 Net increase in Bank loans            (17,358,780)          -0-           -0-
 Memberships purchased                         -0-           -0-       (15,000)

    Net Cash Used in
     Investing Activities              (20,905,900)   (4,385,670)   (8,279,300)

CASH FLOWS FROM FINANCING ACTIVITIES

 Net receipts (payments) on loans
  from insurance companies               5,383,339    (1,860,632)    1,190,967
 Net increase in Bank deposits          13,292,748           -0-           -0-
 Purchase of treasury stock             (1,777,388)   (2,165,801)     (836,202)
 Dividends paid                         (7,498,703)   (4,550,796)   (4,390,233)
 Payments on notes payable                (858,563)     (108,282)      (79,804)
 Proceeds from stock issuance            4,030,312     2,780,832     3,463,072
 Stock issuance costs                      (28,687)      (40,881)      (62,136)

    Net Cash Provided by (Used in)
     Financing Activities               12,543,058    (5,945,560)     (714,336)


NET INCREASE IN CASH AND CASH
 EQUIVALENTS                             4,186,974     2,675,735       499,268

CASH AND CASH EQUIVALENTS
 Beginning of Year                      19,448,932    16,773,197    16,273,929

CASH AND CASH EQUIVALENTS
 End of Year                           $23,635,906   $19,448,932   $16,773,197



















                RECONCILIATION OF NET INCOME TO NET CASH
                    PROVIDED BY OPERATING ACTIVITIES


                                           1997          1996          1995

NET INCOME                            $  9,435,496   $ 7,468,857   $ 6,717,950
 Adjustments for Items
  Included in Net Income
 Not Providing or Using Cash:
    Depreciation expense                 1,207,927     1,172,430     1,083,853
    Loss on sales of property and
     equipment                               1,324         9,436        52,270
    Decrease in deferred income
     taxes due to operations            (4,063,546)   (2,180,983)   (1,567,734)
    Provision for loan losses              260,200           -0-           -0-

 Other Adjustments to Reconcile Net
  Income to Net Cash Provided by
  Operating Activities:
    Increase in commissions
     receivable                           (331,808)    (351,975)      (259,546)
    (Increase) decrease in other
      various receivables                 (768,545)     716,758       (822,611)
    (Increase) decrease in
     prepaid expenses and other assets      (3,599)     (61,336)         5,726
    Increase (decrease) in
     accounts payable and
     accrued expenses                       (9,693)   1,400,502       (800,021)
    Increase (decrease) in other
     accrued liabilities                   169,604       (8,368)        71,892
    Increase in Deferred Career
     Commission Plan payable             6,652,456    4,841,644      5,011,125

NET CASH PROVIDED BY OPERATING
 ACTIVITIES                            $12,549,816  $13,006,965    $ 9,492,904

         SUPPLEMENTAL SCHEDULE OF NON-CASH FINANCING ACTIVITIES

During the years ended September 30, 1997, 1996 and 1995, IRA Inc. Issued notes payable in the amounts of $344,847, $1,216,648 and $79,804 respectively, to stockholders as consideration for the repurchase of their stock by the Company.


The accompanying notes to financial statements are an integral part of these statements.















          INDEPENDENT RESEARCH AGENCY FOR LIFE INSURANCE, INC.
                            AND SUBSIDIARIES
               NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                   SEPTEMBER 30, 1997, 1996 AND 1995

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

In November, 1996, IRA, Inc. received approval from the Office of Thrift Supervision to organize and operate a denovo Federal Savings Bank. In March, 1997, First Command Bank (the Bank) was formed as a wholly-owned subsidiary and began operations on April 21, 1997. The Bank generates commercial and consumer loans and receives deposits primarily from clients of IRA, Inc. and its subsidiaries.

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

PRINCIPLES OF CONSOLIDATION

The consolidated financial statements include the accounts of IRA, Inc. and its wholly-owned subsidiaries, USPA, IRA Hawaii, IRA Wyoming, IRA Montana, IRA New York, IRA Nevada and IRA Alabama and First Command Bank. All intercompany accounts and transactions have been eliminated.

          INDEPENDENT RESEARCH AGENCY FOR LIFE INSURANCE, INC.
                            AND SUBSIDIARIES
               NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                   SEPTEMBER 30, 1997, 1996 AND 1995


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

USE OF ESTIMATES

The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

The determination of the adequacy of the allowance for loan losses is based on estimates that are particularly susceptible to significant changes in the economic environment and market conditions. The Bank's loans are generally secured by specific items of collateral including consumer assets and business assets.

While management uses available information to recognize losses on loans, further reductions in the carrying amounts of loans may be necessary based on changes in national economic conditions. In addition, regulatory agencies, as an integral part of their examination process, periodically review the estimated losses on loans. Such agencies may require the Bank to recognize additional losses based on their judgments about information available to them at the time of their examination.

CASH AND CASH EQUIVALENTS

For purposes of the statement of cash flows, cash and cash equivalents includes Cash - Demand deposits, Cash - Money market mutual fund accounts and Bank cash and cash equivalents. The funds in the money market mutual fund accounts are with various investment companies. The invested funds earn interest at prevailing rates while on deposit and may be withdrawn on demand by check.

AGENT LOANS AND ADVANCES

Agent loans and advances consist of both secured and unsecured obligations. The majority of the loans relate to the purchase of computer equipment and are secured by future commissions receivable. The book value of the loans are considered to approximate fair value.


CONCENTRATION OF CREDIT RISK

Financial instruments that potentially subject IRA, Inc. to concentrations of credit risk consist principally of temporary cash investments, commissions receivable and marketable securities. IRA, Inc. places its temporary cash investments and marketable securities with financial institutions and investment companies. Therefore, the majority of these funds are not FDIC insured. IRA,

          INDEPENDENT RESEARCH AGENCY FOR LIFE INSURANCE, INC.
                            AND SUBSIDIARIES
               NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                   SEPTEMBER 30, 1997, 1996 AND 1995


NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES - Continued

CONCENTRATION OF CREDIT RISK - Continued

Inc. does however limit the amount of credit exposure to any one company or institution. Concentrations of credit risk with respect to commissions receivable are limited due to the number of investment and insurance companies comprising IRA, Inc.'s supplier base. As of September 30, 1997, 1996 and 1995, IRA, Inc. had no significant concentrations of credit risk.

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

PROPERTY AND EQUIPMENT

Property and equipment is carried at cost less accumulated depreciation. Depreciation of property and equipment is computed using the straight-line method over the following estimated useful lives:
                                                    Estimated Lives

Buildings and improvements                             7-40 years
Other property and equipment                           3-10 years

Expenditures for maintenance, repairs and minor renewals are charged to operations as incurred. Upon retirement or other disposition of property or equipment, the carrying value and the related accumulated depreciation are removed from the accounts. Depreciation expense amounted to $1,207,927, $1,172,430 and $1,083,853 for the years ended September 30, 1997, 1996 and
1995, respectively.

BANK LOANS AND THE ALLOWANCE FOR LOAN LOSSES

Loans are stated at their unpaid principal balances, less the allowance for loan losses. Interest on loans is recognized over the term of the loan and is calculated using the simple-interest method on principal amounts outstanding.

The allowance for loan losses is maintained at a level which, in management's judgment, is adequate to absorb credit losses inherent in the loan portfolio. The amount of the allowance is based on management's evaluation of the collectibility of the loan portfolio, including the nature of the portfolio, credit concentrations, specific impaired loans, economic conditions, and other risks inherent in the portfolio. The allowance is increased by a provision for loan losses, which is charged to expense and reduced by charge-offs, net of recoveries. Changes in the allowance relating to impaired loans are charged or credited to the provision for loan losses. Accrual of interest on a loan is discontinued when management believes, after considering economics, business

          INDEPENDENT RESEARCH AGENCY FOR LIFE INSURANCE, INC.
                            AND SUBSIDIARIES
               NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                   SEPTEMBER 30, 1997, 1996 AND 1995


NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES - Continued

BANK LOANS AND THE ALLOWANCE FOR LOAN LOSSES - Continued

conditions, and collection efforts, that the borrower's financial condition is such that collection of interest is doubtful. Uncollectible interest previously accrued is charged off or an allowance is established by means of a charge to interest income. Income is subsequently recognized only to the extent cash payments are received until, in management's judgment, the borrower's ability to make periodic interest and principal payments is back to normal, in which case the loan is returned to accrual status.

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

EARNINGS PER SHARE

Earnings per share is calculated based on the weighted average of shares outstanding during the period. For the years ended September 30, 1997, 1996 and 1995, the weighted average of shares outstanding were 937,502, 937,224 and 935,048, respectively.

NOTE 3 - MARKETABLE SECURITIES

As of September 30, 1997, 1996 and 1995, nearly all of the investment securities of IRA, Inc. are in publicly traded mutual funds. At September 30, 1997, 1996 and 1995, the investment securities portfolio was comprised of securities classified as available for sale. The investment securities portfolio at September 30, 1997, 1996 and 1995, is carried at market.

The determination of classifying the marketable securities as either current or noncurrent is based upon management's intention to liquidate specific securities within one year. The aggregate cost and market values of IRA, Inc.'s marketable securities as of September 30, 1997, 1996 and 1995, are as follows:

                                          1997          1996          1995

Total Marketable Securities
 (At Cost)                           $ 38,617,547   $35,763,923  $31,675,947

Gross unrealized gains
 - noncurrent portion                  29,096,661    16,273,021   13,188,040
Gross unrealized losses
- noncurrent portion                      -0-           -0-          (11,972)

Net unrealized gains
 - noncurrent portion                  29,096,661    16,273,021   13,176,068

Total Marketable Securities
 (At Market)                         $ 67,714,208   $52,036,944  $44,852,015

          INDEPENDENT RESEARCH AGENCY FOR LIFE INSURANCE, INC.
                            AND SUBSIDIARIES
               NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                   SEPTEMBER 30, 1997, 1996 AND 1995


NOTE 3 - MARKETABLE SECURITIES - Continued

There were no sales of investment securities for the years ended September 30, 1997, 1996, and 1995. The average cost method is used to determine the cost of each security at the time of sale.

The excess of market over cost of $29,096,661, $16,273,021, and $13,176,068 is reflected net of taxes in a separate component of stockholders' equity as of September 30, 1997, 1996 and 1995 as follows:


                                         1997          1996          1995


Net unrealized holding gain         $29,096,661    $16,273,021   $13,176,068
Unrealized holding gain
 designated to the DCCP              (4,783,641)    (1,310,294)     (726,066)

Tax effect reflected in deferred
 taxes                               (8,266,427)    (5,087,327)   (4,233,001)

Unrealized Holding Gain
 - Stockholders' Equity            $ 16,046,593    $ 9,875,400   $ 8,217,001


The net change in the unrealized holding gain as reflected in a separate component of stockholders' equity as of September 30, 1997, 1996 and 1995 was calculated as follows:

                                          1997          1996          1995


Net increase in unrealized
 holding gains                      $ 12,823,640   $ 3,096,953   $ 5,201,755
Net increase in unrealized
 holding gains on DCCP Investments    (3,473,347)     (584,228)     (639,207)
Tax effect on undesignated
 investments                          (3,179,100)     (854,326)   (1,554,249)

Net Change in Unrealized Holding
 Gains                               $ 6,171,193    $1,658,399    $3,008,299



NOTE 4 - LOANS FROM INSURANCE COMPANIES

Loans from insurance companies represent non-interest bearing loans from five insurance companies which IRA, Inc. represents as general agent. The amounts of the loans are adjusted monthly and are calculated to be equal to the difference between the total amount of first year commissions on certain insurance policies sold by IRA, Inc. and the amount of the first year commissions earned by IRA, Inc. on the policies.

NOTE 5 - NOTES PAYABLE AND REVOLVING LINE OF CREDIT

As consideration for the repurchase of stock, IRA, Inc. issued notes payable to some stockholders. As of September 30, 1997 there are notes payable outstanding to three former stockholders. These notes payable have interest rates ranging from 5.0% to 5.5% with each having a maturity date of January 2, 1998. These notes payable are unsecured.


            INDEPENDENT RESEARCH AGENCY FOR LIFE INSURANCE, INC.
                            AND SUBSIDIARIES
               NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                   SEPTEMBER 30, 1997, 1996 AND 1995


NOTE 5 - NOTES PAYABLE AND REVOLVING LINE OF CREDIT - Continued

Based on borrowing rates currently available to IRA, Inc. for loans with similar terms and maturities, the book value of notes payable as of September 30, 1997 are considered to approximate fair value.

During the year ended September 30, 1993 IRA, Inc. established a $1,000,000, one year revolving line of credit. The revolving line of credit has since been renewed on an annual basis. Bank advances on the credit line are payable on or before December 31, 1997 and carry an interest rate at the Bank's prime rate. The credit line is unsecured. IRA, Inc. had not made any draws on the credit line during the years ended September 30, 1997, 1996 and 1995.

NOTE 6 - COMMON STOCK

At September 30, 1997, 1996 and 1995, the common stock of IRA, Inc. is as follows:

                                                   Class A        Class B
Voting rights                                       Voting     Non-Voting
Par value per share                                  $0.10          $0.02
Number of shares authorized                          1,000    100,000,000

At September 30, 1997
 Number of shares issued                               100      2,786,435
 Number of previously issued shares
  repurchased and held as treasury stock                75      1,733,078
 Number of shares outstanding                           25      1,053,357

At September 30, 1996
 Number of shares issued                               100      2,786,435
 Number of previously issued shares
  repurchased and held as treasury stock                75      1,803,643
 Number of shares outstanding                           25        982,792

At September 30, 1995
 Number of shares issued                               100      2,786,435
 Number of previously issued shares
  repurchased and held as treasury stock                75      1,778,380
 Number of shares outstanding                           25      1,008,055


STOCK ISSUANCE

During the year ended September 30, 1997, IRA, Inc. issued 149,050 shares of Class B treasury stock at $27.04 per share. This provided total proceeds of $4,030,312 of which $28,687 was used to pay stock issuance costs. This increased additional paid-in capital by $3,998,644 and decreased treasury stock by $2,981. During the year ended September 30, 1996, IRA, Inc. issued 104,700 shares of Class B treasury stock at $26.56 per share. This provided total proceeds of $2,780,832 of which $40,881 was used to pay stock issuance costs. This increased additional paid-in capital by $2,737,857 and decreased treasury stock by $2,094. During the year ended September 30, 1995, IRA, Inc. issued 147,742 shares of Class B treasury stock at $23.44 per share. This provided total proceeds of $3,463,072 of which $62,136 was used to pay stock issuance costs. This increased additional paid-in capital by $3,397,981 and decreased treasury stock by $2,955.

            INDEPENDENT RESEARCH AGENCY FOR LIFE INSURANCE, INC.
                            AND SUBSIDIARIES
               NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                   SEPTEMBER 30, 1997, 1996 AND 1995


NOTE 6 - COMMON STOCK - Continued

PURCHASE OF TREASURY STOCK

During the years ended September 30, 1997, 1996 and 1995, IRA, Inc. repurchased a total of 78,485 shares, 129,963 shares, and 39,325 shares, respectively, of its previously outstanding Class B common stock in accordance with the terms of its stock agreements with shareholders. The total cost of the stock repurchased was $2,122,235 for the year ended September 30, 1997, $3,382,449 for the year ended September 30, 1996, and $916,006 for the year ended September 30, 1995.

STOCK AGREEMENTS

All shares of IRA, Inc. are subject to agreements between the shareholders and IRA, Inc. setting forth limitations of transferability and the rights of IRA, Inc. to repurchase the stock. The provisions are summarized as follows:

  1. All shareholders must be at all times duly contracted agents licensed to sell insurance in Texas.

  2. In the event of a shareholder's death, or his desire to sell or otherwise dispose of stock, the shareholder or the shareholder's executor must offer such shares to IRA, Inc. IRA, Inc. will repurchase such shares within ninety (90) days after receipt of such notice at a price to be established at least annually by IRA, Inc. IRA, Inc. will pay all cash for such shares, or, may, as determined by IRA, Inc. at its sole discretion, issue a note as full or partial consideration for such repurchase.

  3.  Shares are restricted from encumbrance.

  4. IRA, Inc. has the right, on thirty (30) days written notice to stockholder, to repurchase that number of shares of common stock from stockholder representing the shares in excess of five percent of the Company's outstanding shares of common stock.

NOTE 7 - CASH DIVIDENDS

On December 2, 1996, a cash dividend of $7.63 per share ($7,498,703) was paid by IRA, Inc. from retained earnings on its Class B common stock to its shareholders of record as of September 30, 1996.

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





            INDEPENDENT RESEARCH AGENCY FOR LIFE INSURANCE, INC.
                            AND SUBSIDIARIES
               NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                   SEPTEMBER 30, 1997, 1996 AND 1995


NOTE 8 -  INCOME TAXES

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

Certain items of income and expense are recognized in different years for financial reporting and income tax purposes. Deferred income taxes are provided in recognition of these temporary differences. The items comprising the deferred tax balances as of September 30, 1997, 1996 and 1995 are as follows:

                                     1997                        1996
                              Current  Noncurrent         Current  Noncurrent

                               Asset   Liability           Asset   Liability

Effect of tax accumulated
 depreciation in excess
 of book accumulated
 depreciation              $    -     $(1,476,904)     $   -     $(1,352,380)
Sales meeting accrual         184,876     116,694        529,515       -
Allowance for loan losses       -          88,468          -           -
Portion of accrued
 vacation                       4,501        -             4,501       -
Deferred Career Commission
 Plan accrual                   -       5,363,033           -      4,508,833
Unrealized investment holding
 gains                          -      (8,266,427)          -     (5,087,327)
Deferred Tax Asset
 (Liability)               $  189,377 $(4,175,136)      $534,016 $(1,930,874)


                                    1995
                           Current  Noncurrent
                            Asset   Liability


                           $   -     $(1,240,047)
                             93,500       97,750


                             58,628          -

                               -       3,083,883

                               -      (4,233,001)

                           $152,128  $(2,291,415)




            INDEPENDENT RESEARCH AGENCY FOR LIFE INSURANCE, INC.
                            AND SUBSIDIARIES
               NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                   SEPTEMBER 30, 1997, 1996 AND 1995


NOTE 8 - INCOME TAXES - Continued

Income tax at the federal statutory rate is reconciled to the Companies' actual income tax expense for the years ended September 30, 1997, 1996 and 1995 as follows:

                                1997                        1996                   1995
                        Amount       Percent          Amount     Percent        Amount     Percent
Tax at federal
  statutory rate       $4,785,630      34.0%       $3,845,909      34.0%     $3,445,891     34.0%
Non-taxable income       (211,360)     (1.5)         (180,936)     (1.6)       (131,496)    (1.3)
Non-deductible expenses    42,599       0.3            75,578       0.7          83,395      0.8
Effect of marginal rates   35,425       0.3            77,192       0.7             -0-      0.0
Environmental tax          16,000       0.1            11,360       0.1           7,920      0.1
Other                     (28,408)     (0.2)           13,536       0.1          11,314      0.1
Provision for Income
 Taxes                 $4,639,886      33.0%       $3,842,639      34.0%     $3,417,024     33.7%


The components of the provision for income taxes as of September 30, 1997, 1996 and 1995 are as follows:

                                  1997          1996          1995
Current tax expense            $5,230,085    $5,439,394   $ 4,345,551
Deferred tax benefit             (590,199)   (1,596,755)     (928,527)

Provision for Income Taxes     $4,639,886    $3,842,639   $ 3,417,024

For federal income tax purposes, IRA, Inc. and its subsidiaries have elected to file separate income tax returns for the years 1995 and 1996 and on a consolidated basis for 1997.

NOTE 9 - DEFERRED CAREER COMMISSION PLAN

During the year ended September 30, 1993, IRA, Inc. established a Deferred Career Commission Plan for the benefit of its sales agents. This is a nonqualified plan under which commissions accrue for its sales agents until their business relationship with the Company terminates. The sales agents receive no paid commissions under this Plan prior to their termination date. Commissions which are accrued are determined annually based upon IRA, Inc.'s business needs. These accrued commissions payable to the sales agents do not have any superior claims to the assets of IRA, Inc. Deferred Career Commission Plan expense was $3,704,855, $4,704,578 and $4,390,805 for the years ended September 30, 1997, 1996 and 1995, respectively. This expense is included in commissions and agent expenses on the accompanying statements of income.

          INDEPENDENT RESEARCH AGENCY FOR LIFE INSURANCE, INC.
                            AND SUBSIDIARIES
               NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                   SEPTEMBER 30, 1997, 1996 AND 1995


NOTE 9 - DEFERRED CAREER COMMISSION PLAN - Continued

The DCCP payable balances for each year are as follows:


                                  1997             1996             1995

Commissions accrued to
 agents                     $  2,600,000     $  4,015,737     $  4,000,613
Investment income on DCCP
 designated investments        1,104,855          688,841          390,192

DCCP Expense                   3,704,855        4,704,578        4,390,805
Unrealized holding gains
 on DCCP designated
 investments - See Note 3      3,473,347          584,228          639,207
Commissions paid to agents      (525,746)        (447,162)         (18,887)

Net Increase in DCCP
 Payable                       6,652,456        4,841,644        5,011,125
DCCP Payable - Beginning
 of Year                      15,061,067       10,219,423        5,208,298

DCCP Payable - End of
 Year                        $21,713,523      $15,061,067      $10,219,423

Classification on the Balance Sheet:

Current                      $ 1,156,257      $   489,502      $   423,114
Noncurrent                    20,557,266       14,571,565        9,796,309

Total                        $21,713,523      $15,061,067      $10,219,423


NOTE 10 - PROFIT SHARING PLAN

USPA has in effect a qualified, non-contributory employee Profit Sharing Plan, which covers substantially all of the Company's employees. The Profit Sharing Plan contribution expense for the years ended September 30, 1997, 1996 and 1995 amounted to $1,344,249, $1,151,997 and $1,041,671 respectively, and is included on the accompanying statements of income with general and administrative expenses.

NOTE 11 - BANK LOANS

The composition of loans as of September 30, 1997 is as follows:


     Description                                  Amount

Debt consolidation                            $ 13,386,556
Small business                                   2,581,645
Other                                            1,390,579

Total Loans                                     17,358,780
Less:  Allowance for loan losses                  (260,200)

Total Loans - Net                             $ 17,098,580


            INDEPENDENT RESEARCH AGENCY FOR LIFE INSURANCE, INC.
                            AND SUBSIDIARIES
               NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                   SEPTEMBER 30, 1997, 1996 AND 1995


NOTE 11 - BANK LOANS - Continued

For the period ended September 30, 1997, the Bank had no losses resulting from the extension of credit. In addition, as of September 30, 1997, there are no impaired loans or loans on which the accrual of interest had been discontinued.

As of September 30, 1997, there are no loans to certain directors, executive officers and significant stockholders of the Company.

NOTE 12 - BANK DEPOSITS

Deposit account balances at September 30, 1997 are as follows:


     Description                                  Amount

Noninterest bearing                           $    902,295
Interest-bearing demand                         11,174,551
Certificates of deposit                          1,215,902

Total Deposits                                $ 13,292,748

A summary of certificates of deposit by maturity as of September 30, 1997 is as follows:


    Year Ending                                   Amount

September 30, 1998                            $   623,063
September 30, 1999                                592,839

Total Certificates of Deposit                 $ 1,215,902

The Bank held related party deposits of approximately $32,880 at September 30, 1997.

NOTE 13 - FINANCIAL INSTRUMENTS WITH OFF-BALANCE-SHEET RISK

In the normal course of business, the Bank has outstanding commitments and contingent liabilities, such as commitments to extend credit and standby letters of credit, which are not included in the accompanying consolidated financial statements. The Bank's exposure to credit loss in the event of nonperformance by the other party to the financial instruments for commitments to extend credit and standby letters of credit is represented by the contractual or notional amount of those instruments. The Bank uses the same credit policies in making such commitments as it does for instruments that are included in the consolidated balance sheet. As of September 30, 1997 the Bank has committed credit lines of $3,922,300 of which $1,587,090 has been advanced.

Commitments to extend credit are agreements to lend to a customer as long as there is no violation of any condition established in the contract. Commitments generally have fixed expiration dates or other termination clauses and may require payment of a fee. Since many of the commitments are expected to expire without being drawn upon, the total commitment amounts do not necessarily represent future cash requirements. The Bank evaluates each customer's

            INDEPENDENT RESEARCH AGENCY FOR LIFE INSURANCE, INC.
                            AND SUBSIDIARIES
               NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                   SEPTEMBER 30, 1997, 1996 AND 1995


NOTE 13 - FINANCIAL INSTRUMENTS WITH OFF-BALANCE-SHEET RISK - Continued

creditworthiness on a case-by-case basis. The amount of collateral obtained, if deemed necessary by the Bank upon extension of credit, is based on management's credit evaluation.

NOTE 14 - NET CAPITAL REQUIREMENTS OF SUBSIDIARIES

UNITED SERVICES PLANNING ASSOCIATION, INC.

USPA is subject to the Securities and Exchange Commission Uniform Net Capital Rule (SEC Rule 15c3-1), which requires the maintenance of minimum net capital and requires that the ratio of aggregate indebtedness to net capital, both as defined, shall not exceed 15 to 1. At September 30, 1997, USPA had net capital of $14,126,621, which was $13,825,765 in excess of its required net capital of $300,856. The Company's net capital ratio was 0.32 to 1.

FIRST COMMAND BANK

The Bank is subject to various regulatory capital requirements administered by its primary federal regulator, the Office of Thrift Supervision (OTS). Failure to meet the minimum regulatory capital requirements can initiate certain mandatory, and possible additional discretionary actions by regulators, that if undertaken, could have a direct effect on the Bank and the consolidated financial statements. Under the regulatory capital adequacy guidelines the Bank must meet specific capital guidelines involving quantitative measures of the Bank's assets, liabilities, and certain off-balance-sheet items as calculated under regulatory accounting practices. Under the most conservative of these guidelines, at September 30, 1997, the Bank's actual and required capital amounts were approximately $5,664,000 and $1,484,000, respectively.

NOTE 15 - FAIR VALUE OF FINANCIAL INSTRUMENTS - BANK

The fair value of the Bank's financial instruments (loans and deposits) is considered to approximate book value as of September 30, 1997. This is based upon the fact that the Bank had only been operating for approximately five months during the year and there have not been any significant interest rate variances in that time period.

NOTE 16 - CONTINGENCIES

During the ordinary course of business the Company is subject to litigation from a number of areas. Currently, the Company is involved in one law suit filed after the end of its fiscal year, which management believes is without merit and has a very low probability of loss.

NOTE 17 - SUBSEQUENT EVENTS - CASH DIVIDENDS

The Company is planning a cash dividend of $7.73 per share ($8,142,450) to be paid on December 1, 1997 by IRA, Inc. from retained earnings on its Class B common stock to its shareholders of record as of September 30, 1997.



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











                                PART III

ITEM 10 - DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

A. Identification - The following is a list in tabular form of all Company Directors and Executive Officers as of December 1, 1997, providing their names, ages and positions held as well as the period of time they have served in each position. No arrangements or understandings exist between any of these individuals and any other persons pursuant to which they have been, or will be, selected as a Director or Executive Officer. The term of office of all Executive Officers is one year. The term of office of a Director is, under the Classified Board system of election adopted by the Company in 1989, three years.



     Name              Age                 Title - Time Served


Lamar C. Smith          50          Director (1983 - Present),Chairman
                                    of the Board and Chief Executive
                                    Officer (1992 - Present), President
                                    and Chief Executive Officer (1991),
                                    President and Chief Operating
                                    Officer(1985 - 1991), Member of
                                    Executive Committee of Board of
                                    Directors(1985 - Present)

James L. Lanier         58          Director (1988 - Present), President
                                    and Chief Operating Officer (1992 -
                                    Present), Senior Vice President and
                                    Director of Marketing (1990 - 1991),
                                    Member of Executive Committee of
                                    Board of Directors (1990 - Present),
                                    Regional Vice President (1988 -
                                    1989)

Howard M. Crump         51          Director (1990 - Present),Regional
                                    Vice President (1990 - 1991), Senior
                                    Vice President and Director of
                                    Marketing (1992 - Present), Member
                                    of Executive Committee of the
                                    Board of Directors (1992 - Present)

Hal N. Craig            60          Director (1993 - Present), Vice
                                    President and Director of Management
                                    Information Systems (1992 - 1993),
                                    Chief Information Officer (1994 -
                                    Present)

Donaldson D. Frizzell   65          Director (1993 - Present) Vice
                                    President and Director of
                                    Investments(1992 - Present)

Jerry D. Gray           49         Vice President and Director of Client
                                    Services (1988 - 1989), Director
                                    (1990 - Present) and Regional Vice
                                    President (1990 - 1993)

Clinton C. Hayes        46         Director (1992 - Present), Regional
                                    Vice President (1992 - 1993)





                                Part III

ITEM 10 - DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

A. Identification - Continued


     Name              Age                 Title - Time Served


David P. Thoreson       66         Director (1994 - Present), Regional
                                    Vice President (1988 - 1993)

G. Norman Coder         59         Director (1983 - Present), Secretary
                                    (1980 - Present)

Martin R. Durbin        36         Treasurer and Chief Financial Officer
                                    (1996 - Present), Assistant to the
                                    Chairman of the Board (1995 - 1996)
                                    Registered Representative and Agent
                                    (1991 - 1995), Director of Commission
                                    Accounting (1983 - 1991)

Arnold Punaro           51         Director (1997 - Present)

Carroll H. Payne II     43         Director (1983 - Present) (1.)

Naomi K. Payne          39         Director (1983 - Present) (1.)

(1.) Carroll H. Payne II and Naomi K. Payne are siblings. There are no other family relationships between any of the Directors and Executive Officers of the Company or its subsidiaries.


B. Business Experience - The following is a brief description of the business experience of each Director and Executive Officer during at least the past five years:

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

Jerry D. Gray - Having previously been an agent and District Agent, Mr. Gray became an Assistant Regional Agent in 1982, and was elected a Director and Regional Vice President in 1986, in which capacities he served until 1988, at which time he was elected a Vice President and became the Director of Client Services. Beginning in 1990, he was reelected a Director and Regional Vice President, in which capacities he served through 1993. In 1994 and 1997 he was reelected a Director.

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

Arnold L. Punaro - Mr. Punaro was elected as a Director in July, 1997. He is a Senior Vice President of the Science Applications International Corporation and a Brigadier General in the U.S. Marine Corps Reserve. In the latter capacity, his current assignment is Commanding General of the 4th Marine Division, USMC. He previously served as the Commanding General, Marine Corps Reserve Support Command, and for Senator Sam Nunn (1973 - 1996), and as Staff Director of the Senate Armed Services Committee (SASC) or as Staff Director of the Minority of the SASC from 1983 through 1996. He serves on the faculty of the Marine Corps
University and is an adjunct professor in the graduate school at Georgetown University. He is a member of the Secretary of Defense Reserve Forces Policy Board, and the Board of Governors of the Marine Corps Association.

G. Norman Coder - Mr. Coder has been the Company's Secretary since its creation (1980). He has been on its Board of Directors since 1983.

Martin R. Durbin - Mr. Durbin was elected Treasurer of the Company in 1996, at which time he also became its Chief Financial Officer and the Director of Financial Services. He was originally employed by USPA in 1983 and was a field agent of the Company from 1991 through June, 1995, at which time he was again employed by USPA as Assistant to the Chairman of the Board.

Carroll H. Payne II - Mr. Payne was elected a Director in 1983 and continues to serve in this capacity. An established Architect, he was principally employed as such by Albert S. Komatsu and Associates, Fort Worth, Texas From 1984 and 1988 and is currently self-employed.

Naomi K. Payne - Ms. Payne was elected a Director in 1983, and continues in that capacity. She has heretofore been engaged in working with, and coordinating assistance for, deaf and otherwise handicapped students through various agencies and institutions dedicated to such students.


                                Part III

ITEM 10 - DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT - Continued

B. Business Experience - Continued

*  Called "Field Vice President" in 1982.

Messrs. Smith, Lanier, Crump, and Payne also serve on the Executive Committee of the Company's Board of Directors. Messrs. Smith, Lanier and Crump also serve on the Boards of Directors of various subsidiaries of the Company, particularly of United Services Planning Association, Inc. (USPA), the Company's major subsidiary. All of the Company's Executive Officers serve in the same capacities for USPA.

C. Involvement In Certain Legal Proceedings - None of the Directors or Executive Officers of the Company have been during the past five years, nor are currently, involved in any regulatory, or civil or criminal court proceedings of any kind.

ITEM 11 - EXECUTIVE COMPENSATION

A. Cash Compensation

The following Summary Compensation Table sets forth the cash compensation and certain other components of the compensation of the Chief Executive Officer and the other four most highly compensated executive officers of the Company in fiscal year 1997.


                       Summary Compensation Table

    Name and           Fiscal   Annual Cash Compensation    All Other
 Principal Position     Year    Salary   Bonus    Other   Compensation
                                                               (1)
Lamar C. Smith          1997   $427,400 $186,000  -----      $22,500
Chairman of the         1996    398,666  170,000  -----       22,500
 Board and Chief        1995    386,399  160,000  -----       30,000
 Executive Officer

James N. Lanier         1997    328,745  146,000  -----       22,500
President and Chief     1996    306,242  133,000  -----       22,500
 Operating Officer      1995    297,114  121,000  -----       30,000

Howard M. Crump         1997    286,075  115,000  -----       22,500
Senior Vice President   1996    266,583  104,000  -----       22,500
 and Director of        1995    257,339   95,000  -----       30,000
 Marketing

G. Norman Coder         1997    155,710   68,000  -----       22,500
 Counsel and Secretary  1996    142,582   66,000  -----       22,500
                        1995    137,430   64,000  -----       29,829

Donaldson D. Frizzell   1997    130,177   54,000  -----       22,500
Vice President and      1996    122,512   50,000  -----       22,500
 Director of            1995    110,704   45,000  -----       22,039
 Investments


(1) - Contribution paid on the employee's behalf into a profit sharing retirement plan. See B. below.


                                Part III

ITEM 11 - EXECUTIVE COMPENSATION - Continued

B. Compensation Pursuant to Plans

A profit sharing retirement plan exists for employees of the Company's subsidiary, USPA, under the terms of which up to fifteen percent (15%) of annual compensation, or $22,500 whichever is less, is contributed and held in trust of such employees until termination of employment, retirement or death/disability. During the Company's fiscal year ending September 30, 1997, the cash contribution to this plan on behalf of the highly compensated executive officers was limited to $22,500, and $112,500 was contributed on behalf of these Executive Officers as a group. No stock option plans exist or are contemplated as to the Company's stock.

C. Other Compensations

No other compensation not covered by the immediately preceding paragraphs such as personal benefits, securities, or property, was paid or distributed during the Company's fiscal year ending September 30, 1997, to the individuals named or identified as members of the group above, the aggregate amount of which, as to any of such individuals, was either the lesser of $50,000 or ten percent (10%) of the cash compensation described above.

D. Compensation of Directors

Directors who are Company employees or agents of the Company actively engaged in sales or sales management are paid $600 for personal attendance at full Board meetings. All other Directors are paid a quarterly retainer of $4,000 plus a meeting fee of $600. If these latter Directors serve at a Board committee meeting in conjunction with a Board or other Company meeting, they are paid $300 for such committee meeting. If they serve at a Board committee meeting not in conjunction with any other Company meeting, they are paid $500 for such meeting. If one of this latter group of Directors participates in a telephone/teleconference or video-conference Board or Board committee meeting, they are paid $300 for such participation. Expenses of all Directors required to travel to a meeting are either paid or reimbursed. Additionally, Directors in the latter group described above are reimbursed at the rate of $50 per hour for travel time. During the Company's fiscal year ending September 30, 1997, a total of $72,775 was paid by the Company to its Directors. No fees are paid for serving as a Director of a subsidiary except for three Directors of First Command Bank who are not otherwise employed by Company or its subsidiaries. These individuals are paid $1,000 plus travel expenses each time they personally attend a full Board meeting of First Command Bank. This totaled $12,000 for the period ended September 30, 1997.

ITEM - 12 SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

The following table sets forth, as of September 30, 1997, the number of shares of Class A voting common stock and Class B non-voting common stock and the percentage of outstanding shares of each class owned of record by each person who beneficially owns more than five percent of a class of common stock, by each Executive Officer and Director of the Company, and by all Executive Officers and Directors as a group.






                                Part III

ITEM - 12 SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT
         - Continued


Name and Address       Title of     Amount and Nature of    Percent of
of Beneficial Owner     Class       Beneficial Ownership       Class

Freda J. Payne
6812 Riverdale          Class A                3 shares        12.00
Fort Worth, TX 76132    Class B           46,977 shares         4.46

Carroll H. Payne II
6245 Locke Ave.         Class A                3 shares        12.00
Fort Worth, TX  76116   Class B           46,977 shares         4.46

Debra S. Payne
5910 N. Central
Expressway Ste. 1000    Class A                3 shares        12.00
Dallas, TX 75206        Class B           46,528 shares         4.42

Naomi K. Payne
6812 Riverdale          Class A                3 shares        12.00
Fort Worth, TX  76132   Class B           46,977 shares         4.46

Lamar C. Smith
5111 Turtle Creek Ct.   Class A                2 shares         8.00
Fort Worth, TX  76116   Class B           40,000 shares         3.80

James N. Lanier
3500 Bellaire Park Ct.  Class A                2 shares         8.00
Fort Worth, TX  76109   Class B           18,000 shares         1.71

Howard M. Crump
3458 Bellwood Court     Class A                2 shares         8.00
Fort Worth, TX  76109   Class B           26,000 shares         2.47

Hal N. Craig
4429 Dunwick Ln.        Class A                 1 share         4.00
Fort Worth, TX 76109    Class B            5,600 shares          .53

Donaldson D. Frizzell
6920 Tumbling Trail     Class A                 1 share         4.00
Fort Worth, TX  76116   Class B            7,100 shares          .67

Jerry D. Gray
519 N. Mur-len          Class A                 1 share         4.00
Olathe, KS  66062       Class B           20,000 shares         1.90

David P. Thoreson
2016 Empire Mine Cir.   Class A                 1 share         4.00
Rancho Cordova, CA  95670 Class B         27,850 shares         2.64

Clinton C. Hayes
792 Coverdale Court     Class A                 1 share         4.00
Virginia Beach, VA  23452 Class B         18,250 shares         1.73

G. Norman Coder
4016 Edgehill Rd.       Class A                 1 share         4.00
Fort Worth, TX  76116   Class B           22,647 shares         2.15

                                Part III

ITEM - 12 SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT
         - Continued


Name and Address       Title of     Amount and Nature of    Percent of
of Beneficial Owner     Class       Beneficial Ownership       Class

Martin R. Durbin
5910 C. R. 805 C
Cleburne, TX  76031     Class B            1,725 shares          .16

Edward T. Elmendorf Jr.
6410 Southwest Blvd.
Suite 200               Class A                 1 share         4.00
Fort Worth, TX  76109   Class B           17,550 shares         1.67

All Significant         Class A               25 shares       100.00
Owners, Executive       Class B          392,181 shares        37.23
Officers and Directors
as a Group (15 persons)


ITEM 13 - CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

A. In August 1997, pursuant to the offering of the Company's stock under a registration statement on Form S-1, effective June 1997, 18,300 shares of the Class B non-voting common stock of the Company were issued to individuals who were either Officers and/or Directors of the Company during the year ended September 30, 1997 for the total consideration of $494,832 ($27.04 per share). A total of 149,050 shares of Class B non-voting common stock of the Company were sold during the offering for the total consideration of $4,030,312 ($27.04 per share).

   In September 1996, pursuant to the offering of the Company's stock under a registration statement on Form S-1, effective May 30, 1996, 15,500 shares of the Class B non-voting common stock of the Company were issued to individuals who were either Officers and/or Directors of the Company during the year ended September 30, 1996 for the total consideration of $411,680 ($26.56 per share). A total of 104,700 shares of Class B non-voting common stock of the Company were sold during the offering for the total consideration of $2,780,832 ($26.56 per share). In May 1995 pursuant to the offering of the Company's stock under a registration statement on Form S-1, effective February 8, 1995, 20,842 shares of the Class B non-voting common stock of the Company were issued to individuals who were either Officers and/or Directors of the Company during the year ended September 30, 1995 for the total consideration of $488,536 ($23.44 per share). A total of 147,742 shares of Class B non-voting common stock of the Company were sold during the offering for the total consideration of $3,463,072 ($23.44 per share).

B. During the year ended September 30, 1997, 39,385 shares, of the Class B non-voting common stock were repurchased by the Company from then current Officers and/or Directors under the terms of the Stock Agreements with such persons for the total consideration of $1,064,970. A total of 78,485 shares of Class B non-voting common stock were repurchased by the Company from all persons under the terms of the Stock Agreements with such persons during this period for the total consideration of $2,122,235.




                               PART IV

ITEM 14 - EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K


Page
(a)(1) The following financial statements are
       included in Part II, Item 8:
        Report of Independent Certified Public Accountants . . . . . . . . 12
        Consolidated Balance Sheets - September 30, 1997, 1996
         and 1995. . . . . . . . . . . . . . . . . . . . . . . . . . . . . 13
        Consolidated Statements of Income - Years ended
         September 30, 1997, 1996 and 1995 . . . . . . . . . . . . . . . . 16
        Consolidated Statements of Changes in Stockholders'
         Equity - Years ended September 30, 1997, 1996 and 1995. . . . . . 18
        Consolidated Statements of Cash Flows - Years ended
         September 30, 1997, 1996 and 1995 . . . . . . . . . . . . . . . . 20
        Notes to Consolidated Financial Statements . . . . . . . . . . . . 23

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

(a)(3) Exhibits included herein:
       Exhibit 3 - Articles of Incorporation and Bylaws
       Incorporated herein by reference to Exhibit 3.a.
       and 3.b. in the Registrant's Form S-1 Registration Statement filed May, 1997.
       Exhibit 10 - Material contracts
        (a) Stock Agreement - Payne Family
        (b) Stock Agreement - Class B Nonvoting Stock
        (c) Stock Agreement - Class A Voting Stock
            Incorporated herein by reference to Exhibits 10a., 10b. and 10c., respectively, in the Registrant's Form S-1 Registration
            Statement filed May, 1996.
       Exhibit 21 - Subsidiaries of the Registrant. . . . . . . . . . . . 43

 (b) Reports on Form 8-K:
      No reports on Form 8-K have been filed by the Registrant during the three months ended September 30, 1997.









                                       FORM 10-K

                                     ITEM 14(A)(3)

                                        EXHIBITS





























          INDEPENDENT RESEARCH AGENCY FOR LIFE INSURANCE, INC.
                               EXHIBIT 21
                     SUBSIDIARIES OF THE REGISTRANT

                                                                % Owned

United Services Planning Association, Inc. (Texas)                100%
Independent Research Agency for Life Insurance, Inc. (Hawaii)     100%
Independent Research Agency for Life Insurance, Inc. (Wyoming)    100%
Independent Research Agency for Life Insurance, Inc. (Montana)    100%
Independent Research Agency for Life Insurance, Inc. (New York)   100%
Independent Research Agency for Life Insurance, Inc. (Nevada)     100%
Independent Research Agency for Life Insurance, Inc. (Alabama)    100%
First Command Bank                                                100%








                               SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized:

          INDEPENDENT RESEARCH AGENCY FOR LIFE INSURANCE, INC.


By    /S/ Lamar C. Smith                  By    /S/Martin R. Durbin
    Lamar C. Smith                            Martin R. Durbin
    Chairman of the Board and Chief           Treasurer and Chief
    Executive Officer and Director            Financial Officer,
    (Duly Authorized Officer)                 (Principal Financial
                                              and Accounting Officer)

Date:      12/17/97                       Date:      12/17/97

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated:


  Signature                       Title                          Date

  /S/ James N. Lanier       President and Director             12/17/97
James N. Lanier

 /S/ Howard M. Crump        Senior Vice President              12/17/97
Howard M. Crump                and Director

 /S/ Donaldson D. Frizzell    Vice President                   12/17/97
Donaldson D. Frizzell          and Director

 /S/ Hal N. Craig             Vice President                   12/17/97
Hal N. Craig                   and Director

 /S/ Carroll H. Payne II         Director                      12/17/97
Carroll H. Payne II

 /S/ G. Norman Coder       Secretary and Director              12/17/97
G. Norman Coder

H:\DOCS6\U6650\001\641.1
