Form 10-Q/A
period 1997-12-31
INDEPENDENT RESEARCH AGENCY FOR LIFE INSURANCE INC
filed 1998-02-17
CIK 354242

FORM 10-Q
                         SECURITIES AND EXCHANGE COMMISSION
                               Washington DC  20549

                  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d)
                      OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarter ended December 31, Commission file number: 33-56402-FW

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

                                    Yes X       No

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

      Class A - Voting             Outstanding at January 1, 1998
(Common stock, $0.10 par value)      25

     Class B - Nonvoting           Outstanding at January 1, 1998
(Common stock, $0.02 par value)       1,042,882

               INDEPENDENT RESEARCH AGENCY FOR LIFE INSURANCE, INC.,
                                AND SUBSIDIARIES


                                                     PAGE
INDEX                                               NUMBERS
--------------------------------------------------------------
PART I - FINANCIAL INFORMATION

  Condensed Consolidated Balance Sheet -
  December 31, 1997 and September 30, 1997            1-2

  Condensed Consolidated Statement of Income -
  three months ended December 31, 1997 and 1996         3

  Condensed Consolidated Statement of Cash Flows -
  three months ended December 31, 1997 and 1996         4

  Notes to Condensed Consolidated Financial State     5-7

  Management's Discussion and Analysis of Financial
  Condition and Results of Operations                 8-10

PART II - OTHER INFORMATION

  Item 6 - Exhibits and Reports on Form 8-K            11

  Signatures                                           12

                        PART I - FINANCIAL INFORMATION

             INDEPENDENT RESEARCH AGENCY FOR LIFE INSURANCE, INC.
                              AND SUBSIDIARIES
                  CONDENSED CONSOLIDATED BALANCE SHEET

                              (UNAUDITED)

ASSETS

                                    December 31, September 30,
                                        1997         1997
CURRENT ASSETS                       (Unaudited)       *
  Cash and cash equivalents        $  9,023,963 $ 19,024,263
  Commissions receivable              2,137,802    3,003,639
  Agents' loans and advances            402,790      485,235
  Other receivables                     521,582      418,425
  Prepaid expenses                       17,173       33,396
  Deferred income taxes               7,034,810      189,377
                                    ------------ ------------
    Total Current Assets             19,138,120   23,154,335
                                    ------------ ------------
PROPERTY AND EQUIPMENT
  Property and equipment             20,671,682   20,575,628
  Less: Accumulated depreciation     (8,810,485)  (8,429,667)
                                    ------------ ------------
    Total Property and Equipment     11,861,197   12,145,961
                                    ------------ ------------
FIRST COMMAND BANK ASSETS
  Cash & Due From Banks               7,008,920    4,611,643
  Loans, net of loss reserve         29,146,833   17,102,000
  Equipment & Lease Improvements        196,962      203,776
  Other bank assets                     255,488      112,000
                                    ------------ ------------
    Total First Command Bank Assets  36,608,203   22,029,419
                                    ------------ ------------
OTHER ASSETS
  Marketable securities, at market   66,763,771   67,709,244
  Memberships                            62,467       62,467
  Notes receivable - Other               50,000       50,000
                                    ------------ ------------
    Total Other Assets               66,876,238   67,821,711
                                    ------------ ------------
TOTAL ASSETS                       $134,483,758 $125,151,426
                                    ============ ============

                    LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES
  Accounts payable                 $    (74,552)$     14,173
  Accrued commissions payable         2,952,746    2,970,067
  Accrued bonuses payable             5,410,267   10,232,017
  Income taxes payable                2,538,387     (744,881)
  Accrued sales meeting expense       1,516,555      937,249
  Other accrued liabilities           1,524,288    2,000,899
  Notes payable                         828,998      635,838
  Loans from insurance companies     15,855,156   15,842,192
                                    ------------ ------------
    Total Current Liabilities        30,551,845   31,887,554
                                    ------------ ------------
LONG-TERM OBLIGATIONS
  Sales meeting and other                 1,611        1,611
  Notes payable                               0            0
  Deferred Career Commission Plan pa 19,725,971   21,713,523
  Deferred income taxes               8,645,764    4,175,136
                                    ------------ ------------
    Total Long-term Obligations      28,373,346   25,890,270
                                    ------------ ------------
FIRST COMMAND BANK LIABILITIES
  Demand deposits                     9,068,080    5,123,395
  Time deposits                      18,873,624    8,279,775
  Other liabilities                      76,972       34,349
                                    ------------ ------------
    Total First Command Bank Liabili 28,018,676   13,437,519
                                    ------------ ------------
STOCKHOLDERS' EQUITY
  Common stock                           55,739       55,739
  Additional paid-in capital          4,422,718    4,708,239
  Retained earnings                  30,019,257   33,160,181
  Unrealized holding gains           13,077,056   16,046,593
  Treasury stock - at par               (34,879)     (34,669)
                                    ------------ ------------
    Total Stockholders' Equity       47,539,891   53,936,083
                                    ------------ ------------
TOTAL LIABILITIES & STOCKHOLDERS' E$134,483,758 $125,151,426
                                    ============ ============
* Condensed from audited financial statements.

The accompanying notes are an integral part of these condensed financial statements.

                     INDEPENDENT RESEARCH AGENCY FOR LIFE INSURANCE, INC.
                                   AND SUBSIDIARIES
                        CONDENSED CONSOLIDATED STATEMENT OF INCOME
                                      (UNAUDITED)
                                           Three Months Ended
                                              December 31,
                                          1997       1996
COMMISSIONS REVENUE                $ 30,045,704 $ 28,622,831 $
                                    ------------ ------------
FIRST COMMAND BANK
  Net interest income                   366,539            0
  Provision for loan losses            (194,000)           0
  Noninterest income                     20,986            0
                                    ------------ ------------
    First Command Bank Operating Inc    193,525            0
                                    ------------ ------------
OPERATING EXPENSES
  Commissions, bonuses, and agent ex(22,704,189) (21,441,887)
  General and administrative expense (6,444,094)  (6,150,606)
                                    ------------ ------------
    Total Operating Expenses        (29,148,283) (27,592,493)
                                    ------------ ------------
INCOME FROM OPERATIONS                1,090,946    1,030,338
                                    ------------ ------------
OTHER INCOME (EXPENSES)
  Interest income                       339,832      276,471
  Investment income                   5,895,168    4,628,609
  Rental and other income               122,855       78,421
  Gain (Loss) on disposal of equipme          0            0
  Interest expense                      (17,165)     (23,081)
                                    ------------ ------------
    Total Other Income                6,340,690    4,960,420
                                    ------------ ------------
INCOME BEFORE INCOME TAXES            7,431,636    5,990,758

PROVISION FOR INCOME TAXES           (2,430,884)  (1,619,432)
                                    ------------ ------------
NET INCOME                         $  5,000,752 $  4,371,326 $
                                    ============ ============
WEIGHTED AVERAGE NUMBER
  OF SHARES OUTSTANDING               1,045,837      964,716
                                    ============ ============
NET INCOME PER SHARE               $       4.78 $       4.53 $
                                    ============ ============

The accompanying notes are an integral part of these condensed financial statements.

                     INDEPENDENT RESEARCH AGENCY FOR LIFE INSURANCE, INC.
                                   AND SUBSIDIARIES
                      CONDENSED CONSOLIDATED STATEMENT OF CASH FLOWS

                                      (UNAUDITED)

                      INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS
                                                                   Three Months Ended
                                                                       December 31,
                                                                   1997         1996
CASH FLOWS FROM OPERATING ACTIVITIES
  Net Income                                                 $  5,000,752 $  4,371,326
  Adjustments for non cash items                                  380,818      292,154
  Changes in operating assets and liabilities                    (946,877)  (1,742,705)
                                                              ------------ ------------
    Net Cash Provided by Operating Activities                   4,434,693    2,920,775
                                                              ------------ ------------
CASH FLOWS FROM INVESTING ACTIVITIES
  Purchase of investments                                      (6,020,917)  (2,421,961)
  Net increase in loans made by First Command Bank            (12,044,833)
  Purchase of property and equipment                              (96,054)     (26,725)
                                                              ------------ ------------
    Net Cash Used for Investing Activities                    (18,161,804)  (2,448,686)
                                                              ------------ ------------
CASH FLOWS FROM FINANCING ACTIVITIES
  Net receipts (payments) on loans from insurance
    companies                                                      12,964     (796,596)
  Net increase in deposits by First Command Bank               14,538,532
  Purchase of treasury stock                                     (285,731)    (645,174)
  Dividends paid                                               (8,141,677)  (7,498,703)
                                                              ------------ ------------
    Net Cash Used for Financing Activities                      6,124,088   (8,940,473)
                                                              ------------ ------------
NET DECREASE IN CASH AND CASH EQUIVALENTS                      (7,603,023)  (8,468,384)

CASH AND CASH EQUIVALENTS          - Beginning of Period       23,635,906   19,448,931
                                                              ------------ ------------
CASH AND CASH EQUIVALENTS          - End of Period           $ 16,032,883 $ 10,980,547
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

          INDEPENDENT RESEARCH AGENCY FOR LIFE INSURANCE, INC.,
                        AND SUBSIDIARIES

          NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                         (UNAUDITED)


NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES - Continued


BASIS OF PRESENTATION

 The Condensed Consolidated Balance Sheet as of December 31, 1997, the Condensed Consolidated Statement of Income for the three months ended December 31, 1997 and 1996, and the Condensed Consolidated Statement of Cash Flows for the three months ended December
31, 1997 and 1996 included herein are unaudited; however, such information reflects all adjustments (consisting solely of normal recurring adjustments) which are, in the opinion of management, necessary for a fair statement of results for the interim periods.

 Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been omitted. It is suggested that these condensed consolidated financial statements be read in conjunction with the consolidated financial statements and notes thereto included in the annual Form 10-K filed with the Securities and Exchange Commission in December 1997, and the audited consolidated financial statements and notes thereto included in the Company's September 30, 1997 annual report to shareholders.

 The results of operations for the three months ended
December 31, 1997 are not necessarily indicative of the results to be expected for the full year.

            INDEPENDENT RESEARCH AGENCY FOR LIFE INSURANCE, INC.,
                            AND SUBSIDIARIES

             NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                              (UNAUDITED)


NOTE 3 - STOCKHOLDERS' EQUITY
 During the three months ended December 31, 1997, stockholders' equity was changed by t following transactions:


                                     Additional                Unrealized
                           Common     Paid-in      Retained     Holding      Treasury
Balance -                   Stock     Capital      Earnings       Gain        Stock
  September 30, 1997    $   55,739 $  4,708,239 $ 33,160,181 $ 16,046,593 $    (34,669)

  Purchase of 10,475 shares
  of treasury stock                    (285,521)                                  (210)

  Payment of dividend                             (8,141,677)

  Net income                                       5,000,752

  Net change in unrealized
  holding gain on securities
  available for sale                                           (2,969,537)
Balance -                 --------- ------------ ------------ ------------ ------------

  December 31, 1997     $   55,739 $  4,422,718 $ 30,019,256 $ 13,077,056 $    (34,879)
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

RESULTS OF OPERATIONS
THREE MONTHS ENDED DECEMBER 31, 1997 AND 1996 - COMPARISON
 During the three months ended December 31, 1997, the demand for life insurance and mutual fund investments marketed by the Company to U.S. military personnel remained strong. Commission revenue for the three months ended December 31, 1997, increased 5.0% to $30,045,704 from $28,622,831 recorded during the comparable period in 1996. This overall increase in commission revenue is a trend which has been maintained over the past several years, and is expected to continue in the future due to the long term personal financial management philosophy espoused to clients, an effectively trained sales force and efficient marketing practices used by the Company's sales agents. The Company's analysis of the impact of base closures and force reduction in the U.S. Military indicates to the Company a minimal impact upon existing agents in the field and a market which will continue to present an opportunity for growth of the Company's business.

 First Command Bank's net interest income totalled $366,539 for the three months ending December 31, 1997. This income was partially offset by the establishment of a reserve for possible losses on loans funded during the period.

 Commissions, bonuses, and agent expenses for the three months ended December 31, 1997 increased 5.9% or $1,262,302 from the same period in 1996. Generally, in the past there has been a constant relationship between commission revenues and commissions, bonuses, and agent expenses.

 General and administrative expenses for the three months ended December 31, 1997 increased 4.8%, or $293,488, from the same period in 1996. This increase is primarily due to inflationary factors in addition to costs involved in the redesign of the corporate database used by the home office. This redesign will result in improved efficiencies in both personnel and computer hardware costs in the future.

 The total of other income for the initial three months of fiscal year 1998 increased 27.8% to $6,340,690 from $4,960,420 earned in the comparable three month period for 1997. This increase is primarily attributable to greater distributions from mutual funds.

           INDEPENDENT RESEARCH AGENCY FOR LIFE INSURANCE, INC.,
                           AND SUBSIDIARIES
       MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                       AND RESULTS OF OPERATIONS


LIQUIDITY AND FINANCIAL RESOURCES
 The Company has historically operated with a working capital deficiency. The Company has been able to do this because of its loans from insurance companies. As long as the Company does business with these insurance companies (there are no current intentions to change) the loan balance will continue to replenish itself from new first year insurance commission loans. The Company had a ratio of current assets to current liabilities of .63 to 1 and .73 to 1 at December 31, 1997, and September 30, 1997, respectively. The decline in the current ratio is the result of paying dividends of $8,141,677 on December 1, 1997, to the shareholders of record as of September 30, 1997, and the paying of normal year-end incentive bonuses of $5,300,000 to the Company's sales agents. The current ratio is expected to improve due to income from operations during the fiscal year.

 Cash and cash equivalents, consisting primarily of money market funds are used to finance the Company's current operations and are held as a reserve for the payment of current liabilities. Marketable securities have been accumulated in anticipation of future capital expenditures and as an additional reserve against contingencies. As of December 31, 1997, the significant nonrecurring short-term obligation requiring the immediate use of resources is the completion of the "WinUSPA" and "Phoenix '96" software projects for approximately $730,000.

YEAR 2000
 The coming year 2000 will cause substantial changes in business operations and systems which, if not identified and corrected, could have a material impact on the operations and financial condition of the Company. The largest areas for concern relate to the software used by our agents, the home office and insurance companies and mutual funds represented by the Company. Several years ago, the Company undertook the task of rewriting the software used by our agents to analyze clients' needs. This project, WINUSPA, is fully compliant with the new millennium and is in the final testing and implementation stages. It is expected to be fully implemented by the third quarter of this fiscal year. In late 1996, the Company embarked on the writing of the software used by the Home Office to track clients' programs among other administrative issues. This project, Phoenix, is fully compliant with the year 2000 and is in the final testing stage. It is also expected to be fully implemented during the third fiscal quarter of 1998. The Company represents major, excellent rated insurance companies and mutual funds. At this point, their compliance with the year 2000 has not been reviewed, but it is expected no significant problems will be encountered.

           INDEPENDENT RESEARCH AGENCY FOR LIFE INSURANCE, INC.,
                           AND SUBSIDIARIES
       MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                       AND RESULTS OF OPERATIONS


YEAR 2000 - continued

Although the writing of new agent and Home Office software are major accomplishments, there are a number of other areas which will be impacted by the year 2000. The Company has formed a committee to review these areas and will be studying the impact of the new millennium on all areas of the Company in coming months. The costs to analyze and correct the impacted areas is not expected to be material.


FORWARD-LOOKING STATEMENTS
 All statements other than statements of historical fact contained in this Report, including without limitation statements under this Management's Discussion and Analysis of Financial Condition and Results of Operations", regarding the Company's business operations and financial position, and management's expectations for the Company's future operations, are forward-looking statements. Such forward-looking statements are based on the beliefs of the Company's management as well as assumptions made by and information currently available to the Company's management. Although management believes that the expectations reflected in such forward-looking statements are reasonable, it can give no assurance that such expectations will prove to have been correct. Actual results could differ materially from those contemplated by the forward-looking statements. Important risk factors that could cause actual results to differ materially from such forward-looking statements include, without limitation, the keen and increasing competition faced by the Company, risk of business reduction due to armed conflict or the threat of armed conflict, risk of reduction in the size of the U.S. military force, the absence of sales to the civilian market, high levels of compensation required for the Company's agents, changes in regulatory, technological and general economic conditions, and risk factors disclosed in the Company's Securities and Exchange Commission filings, including its Registration statement on Form S-1, filed with the Commission on May 1, 1997. The forward-looking statements contained herein reflect the current views of the Company's management with respect to future events and are subject to these and other risks, uncertainties and assumptions relating to the operations, results of operations, and financial position of the Company.

                      PART II - OTHER INFORMATION

           INDEPENDENT RESEARCH AGENCY FOR LIFE INSURANCE, INC.,
                           AND SUBSIDIARIES


ITEM 6 - Exhibits and Reports on Form 8-K

(a) Exhibit No. 11: Computation of net income per common share information is presented on face of Statement of Income.

(b) No reports on Form 8-K have been filed during the quarter ended December 31, 1997.

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





Date  February 17, 1998        By    /S/ Lamar C. Smith
    -----------------               --------------------
                                      LAMAR C. SMITH
                                   Chairman of the Board and
                                    Chief Executive Officer
                                   (Duly Authorized Officer)





Date  February 17, 1998        By    /S/Martin R. Durbin
    -----------------               --------------------
                                      MARTIN R. DURBIN
                                         Treasurer and
                                   Chief Financial Officer
                                   (Principal Financial Officer)