Form 10-Q/A
period 1998-03-31
INDEPENDENT RESEARCH AGENCY FOR LIFE INSURANCE INC
filed 1998-05-12
CIK 354242

FORM 10-Q
                         SECURITIES AND EXCHANGE COMMISSION
                               Washington DC  20549

                  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d)
                      OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarter ended March 31, 199Commission file number: 33-56402-FW

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

                                    Yes X       No

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

      Class A - Voting             Outstanding at April 1, 1998
(Common stock, $0.10 par value)      25

     Class B - Nonvoting           Outstanding at April 1, 1998
(Common stock, $0.02 par value)     957,558

               INDEPENDENT RESEARCH AGENCY FOR LIFE INSURANCE, INC.,
                                AND SUBSIDIARIES


                                                     PAGE
INDEX                                               NUMBERS
--------------------------------------------------------------
PART I - FINANCIAL INFORMATION

  Condensed Consolidated Balance Sheet -
  March 31, 1998 and September 30, 1997               1-2

  Condensed Consolidated Statement of Income -
  three months and six months ended March 31, 199       3

  Condensed Consolidated Statement of Cash Flows -
  six months ended March 31, 1998 and 1997              4

  Notes to Condensed Consolidated Financial State     5-7

  Management's Discussion and Analysis of Financial
  Condition and Results of Operations                 8-11

PART II - OTHER INFORMATION

  Item 6 - Exhibits and Reports on Form 8-K            12

  Signatures                                           13

                        PART I - FINANCIAL INFORMATION

             INDEPENDENT RESEARCH AGENCY FOR LIFE INSURANCE, INC.
                              AND SUBSIDIARIES
                  CONDENSED CONSOLIDATED BALANCE SHEET

                              (UNAUDITED)

ASSETS

                                    March 31,    September 30,
                                        1998         1997
CURRENT ASSETS                       (Unaudited)       *
  Cash and cash equivalents        $  6,020,520 $ 19,024,263
  Commissions receivable              2,137,802    3,003,639
  Agents' loans and advances            342,373      493,891
  Other receivables                     397,863      321,245
  Income taxes receivable                     0      744,881
  Prepaid expenses                       40,589       83,396
  Deferred income taxes                   4,502      189,377
                                    ------------ ------------
    Total Current Assets              8,943,649   23,860,692
                                    ------------ ------------
PROPERTY AND EQUIPMENT
  Property and equipment             20,972,069   20,575,628
  Less: Accumulated depreciation     (8,268,204)  (8,429,667)
                                    ------------ ------------
    Total Property and Equipment     12,703,865   12,145,961
                                    ------------ ------------
FIRST COMMAND BANK ASSETS
  Cash & Due From Banks               4,335,648    4,611,643
  Loans, net of loss reserve         41,828,659   17,098,580
  Equipment & Lease Improvements        263,960      203,776
  Other bank assets                     431,008      148,981
                                    ------------ ------------
    Total First Command Bank Assets  46,859,275   22,062,980
                                    ------------ ------------
OTHER ASSETS
  Marketable securities, at market   77,214,095   67,714,208
  Memberships                            62,467       62,467
  Notes receivable - Other               50,000       50,000
                                    ------------ ------------
    Total Other Assets               77,326,562   67,826,675
                                    ------------ ------------
TOTAL ASSETS                       $145,833,351 $125,896,308
                                    ============ ============

                    LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES
  Accounts payable                 $    (37,052)$    597,578
  Accrued commissions payable         2,870,699    2,970,067
  Accrued bonuses payable             7,445,117   10,232,017
  Accrued Profit Sharing                669,604      993,511
  Income taxes payable                1,841,477            0
  DCCP Payable                                0    1,156,257
  Accrued sales meeting expense       1,900,447      543,750
  Other accrued liabilities             325,789      465,171
  Notes payable                               0      594,650
  Loans from insurance companies     16,236,413   15,842,192
                                    ------------ ------------
    Total Current Liabilities        31,252,494   33,395,193
                                    ------------ ------------
LONG-TERM OBLIGATIONS
  Sales meeting and other                 1,611      395,110
  Deferred Career Commission Plan pa 24,672,958   20,557,266
  Deferred income taxes               2,552,444    4,175,136
                                    ------------ ------------
    Total Long-term Obligations      27,227,013   25,127,512
                                    ------------ ------------
FIRST COMMAND BANK LIABILITIES
  Deposits                           36,835,885   13,292,748
  Other liabilities                     108,894      144,772
                                    ------------ ------------
    Total First Command Bank Liabili 36,944,779   13,437,520
                                    ------------ ------------
STOCKHOLDERS' EQUITY
  Common stock                           55,739       55,739
  Additional paid-in capital          2,077,674    4,708,239
  Retained earnings                  31,570,813   33,160,181
  Unrealized holding gains           16,741,424   16,046,593
  Treasury stock - at par               (36,585)     (34,669)
                                    ------------ ------------
    Total Stockholders' Equity       50,409,065   53,936,083
                                    ------------ ------------
TOTAL LIABILITIES & STOCKHOLDERS' E$145,833,351 $125,896,308
                                    ============ ============
* Condensed from audited financial statements.

The accompanying notes are an integral part of these condensed financial statements.

                     INDEPENDENT RESEARCH AGENCY FOR LIFE INSURANCE, INC.
                                   AND SUBSIDIARIES
                        CONDENSED CONSOLIDATED STATEMENT OF INCOME
                                      (UNAUDITED)
                                           Six Months Ended          Three Months Ended
                                              March 31,                 March 31,
                                          1998       1997           1998       1997
COMMISSIONS REVENUE                $ 61,738,863 $ 59,557,969 $ 31,693,160 $ 30,935,138
                                    ------------ ------------ ------------ ------------
FIRST COMMAND BANK
  Net interest income                   868,177            0      501,638            0
  Provision for loan losses            (394,500)           0     (200,500)           0
  Noninterest income                     47,743            0       26,757            0
                                    ------------ ------------ ------------ ------------
    First Command Bank Operating Inc    521,420            0      327,895            0
                                    ------------ ------------ ------------ ------------
OPERATING EXPENSES
  Commissions, bonuses, and agent ex(46,077,099) (43,446,648) (23,372,910) (22,004,761)
  General and administrative expense(13,860,845) (12,194,789)  (7,416,752)  (6,044,182)
                                    ------------ ------------ ------------ ------------
    Total Operating Expenses        (59,937,944) (55,641,437) (30,789,662) (28,048,943)
                                    ------------ ------------ ------------ ------------
INCOME FROM OPERATIONS                2,322,339    3,916,532    1,231,393    2,886,195
                                    ------------ ------------ ------------ ------------
OTHER INCOME (EXPENSES)
  Interest income                       501,134      453,941      161,302      177,470
  Investment income                   6,572,492    4,707,039      677,324       78,431
  Rental and other income               139,768      118,021       16,913       39,599
  Gain (Loss) on disposal of equipme          0            0            0            0
  Interest expense                      (25,706)     (32,949)      (8,541)      (9,868)
                                    ------------ ------------ ------------ ------------
    Total Other Income                7,187,688    5,246,052      846,998      285,632
                                    ------------ ------------ ------------ ------------
INCOME BEFORE INCOME TAXES            9,510,027    9,162,584    2,078,391    3,171,827

PROVISION FOR INCOME TAXES           (2,957,718)  (2,957,992)    (526,834)  (1,338,560)
                                    ------------ ------------ ------------ ------------
NET INCOME                         $  6,552,309 $  6,204,592 $  1,551,557 $  1,833,267
                                    ============ ============ ============ ============
WEIGHTED AVERAGE NUMBER
  OF SHARES OUTSTANDING               1,004,388      946,096      962,019      926,338
                                    ============ ============ ============ ============
NET INCOME PER SHARE               $       6.52 $       6.56 $       1.61 $       1.98
                                    ============ ============ ============ ============

The accompanying notes are an integral part of these condensed financial statements.

                     INDEPENDENT RESEARCH AGENCY FOR LIFE INSURANCE, INC.
                                   AND SUBSIDIARIES
                      CONDENSED CONSOLIDATED STATEMENT OF CASH FLOWS

                                      (UNAUDITED)

                      INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS
                                                                   Six Months Ended
                                                                       March 31,
                                                                   1998         1997
CASH FLOWS FROM OPERATING ACTIVITIES
  Net Income                                                 $  6,552,309 $  6,204,592
  Adjustments for non cash items                                  603,919      542,516
  Changes in operating assets and liabilities                     646,250      548,342
                                                              ------------ ------------
    Net Cash Provided by Operating Activities                   7,802,478    7,295,450
                                                              ------------ ------------
CASH FLOWS FROM INVESTING ACTIVITIES
  Purchase of investments                                      (8,268,312)  (2,549,621)
  Net increase in loans made by First Command Bank            (24,726,659)
  Purchase of property and equipment                           (1,140,023)    (113,341)
                                                              ------------ ------------
    Net Cash Used for Investing Activities                    (34,134,994)  (2,662,962)
                                                              ------------ ------------
CASH FLOWS FROM FINANCING ACTIVITIES
  Net receipts (payments) on loans from insurance
    companies                                                     394,221    1,123,867
  Net increase in deposits by First Command Bank               23,432,715
  Purchase of treasury stock                                   (2,632,481)  (1,636,866)
  Dividends paid                                               (8,141,677)  (7,498,703)
                                                              ------------ ------------
    Net Cash Used for Financing Activities                     13,052,778   (8,011,702)
                                                              ------------ ------------
NET DECREASE IN CASH AND CASH EQUIVALENTS                     (13,279,738)  (3,379,214)

CASH AND CASH EQUIVALENTS          - Beginning of Period       23,635,906   19,448,932
                                                              ------------ ------------
CASH AND CASH EQUIVALENTS          - End of Period           $ 10,356,168 $ 16,069,718
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

          INDEPENDENT RESEARCH AGENCY FOR LIFE INSURANCE, INC.,
                        AND SUBSIDIARIES

          NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                         (UNAUDITED)


NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES - Continued


BASIS OF PRESENTATION

 The Condensed Consolidated Balance Sheet as of March 31, 1998, the Condensed Consolidated Statement of Income for the three months and six months ended March 31, 1998 and 1997, and the Condensed Consolidated Statement of Cash Flows for the six months ended March
31, 1998 and 1997 included herein are unaudited; however, such information reflects all adjustments (consisting solely of normal recurring adjustments) which are, in the opinion of management, necessary for a fair statement of results for the interim periods.

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

 The results of operations for the three months and six months ended March 31, 1998 are not necessarily indicative of the results to be expected for the full year.

            INDEPENDENT RESEARCH AGENCY FOR LIFE INSURANCE, INC.,
                            AND SUBSIDIARIES

             NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                              (UNAUDITED)


NOTE 3 - STOCKHOLDERS' EQUITY
 During the six months ended March 31, 1998, stockholders' equity was changed by the following transactions:


                                     Additional                Unrealized
                           Common     Paid-in      Retained     Holding      Treasury
Balance -                   Stock     Capital      Earnings       Gain        Stock
  September 30, 1997    $   55,739 $  4,708,239 $ 33,160,181 $ 16,046,593 $    (34,669)

  Purchase of 95,799 shares
  of treasury stock                  (2,630,565)                                (1,916)

  Payment of dividend                             (8,141,677)

  Net income                                       6,552,309

  Net change in unrealized
  holding gain on securities
  available for sale                                              694,831
Balance -                 --------- ------------ ------------ ------------ ------------

  March 31, 1998        $   55,739 $  2,077,674 $ 31,570,813 $ 16,741,424 $    (36,585)
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

RESULTS OF OPERATIONS
SIX MONTHS ENDED MARCH 31, 1998 AND 1997 - COMPARISON
 During the six months ended March 31, 1998, the demand for life insurance and mutual fund investments marketed by the Company to U.S. military personnel remained strong. Commission revenue for the six months ended March 31, 1998, increased 3.7% to $61,738,863 from $59,557,969 recorded during the comparable period in 1997. This overall increase in commission revenue is a trend which has been maintained over the past several years, and is expected to continue in the future due to the long term personal financial management philosophy espoused to clients, an effectively trained sales force and efficient marketing practices used by the Company's sales agents. The Company's analysis of the impact of base closures and force reduction in the U.S. Military indicates to the Company a minimal impact upon existing agents in the field and a market which will continue to present an opportunity for growth of the Company's business.

 First Command Bank's net interest income totalled $868,177 for the six months ending March 31, 1998. This income was partially offset by the establishment of a reserve for possible losses on loans funded during the period.

 Commissions, bonuses, and agent expenses for the six months ended March 31, 1998 increased 6.1% or $2,630,451 from the same period in 1997. Generally, in the past there has been a constant relationship between commission revenues and commissions, bonuses, and agent expenses.

 General and administrative expenses for the six months ended March 31, 1998 increased 13.7%, or $1,666,056, from the same period in 1997. This increase is primarily due to inflationary factors in addition to costs involved in the redesign of the corporate database used by the home office. This redesign will result in improved efficiencies in both personnel and computer hardware costs in the future.

 The total of other income for the initial six months of fiscal year 1998 increased 37.0% to $7,187,688 from $5,246,052 earned in the comparable six month period for 1997. This increase is primarily attributable to greater distributions from mutual funds.

           INDEPENDENT RESEARCH AGENCY FOR LIFE INSURANCE, INC.,
                           AND SUBSIDIARIES
       MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                       AND RESULTS OF OPERATIONS

THREE MONTHS ENDED MARCH 31, 1998 AND 1997 - COMPARISON
 Income from operations for the current quarter decreased $1,654,802, or 57.3%, from the comparable period in 1997. The decrease is attributable to a 22.7% increase in general and administrative expenses.

 The total of other income for the current quarter of 1998 increased to $846,998 from $285,632 earned in the comparable three month period in 1997. This increase is primarily attributable to greater investment income in 1998.

LIQUIDITY AND FINANCIAL RESOURCES
 The Company has historically operated with a working capital deficiency. The Company has been able to do this because of its loans from insurance companies. As long as the Company does business with these insurance companies (there are no current intentions to change) the loan balance will continue to replenish itself from new first year insurance commission loans. The Company had a ratio of current assets to current liabilities of .29 to 1 and .71 to 1 at March 31, 1998, and September 30, 1997, respectively. The decline in the current ratio is the result of paying dividends of $8,141,677 on December 1, 1997, to the shareholders of record as of September 30, 1997, and the paying of normal year-end incentive commissions of $5,300,000 to the Company's sales agents. The current ratio is expected to improve due to income from operations during the fiscal year.

 Cash and cash equivalents, consisting primarily of money market funds are used to finance the Company's current operations and are held as a reserve for the payment of current liabilities. Marketable securities have been accumulated in anticipation of future capital expenditures and as an additional reserve against contingencies. As of March 31, 1998, the significant nonrecurring short-term obligation requiring the immediate use of resources is the completion of the "WinUSPA" and "Phoenix '96" software projects for approximately $1,200,000.

           INDEPENDENT RESEARCH AGENCY FOR LIFE INSURANCE, INC.,
                           AND SUBSIDIARIES
       MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                       AND RESULTS OF OPERATIONS

YEAR 2000
 The coming year 2000 will cause substantial changes in business operations and systems which, if not identified and corrected, could have a material impact on the operations and financial condition of the Company. The largest areas for concern relate to the software used by our agents, the home office and insurance companies and mutual funds represented by the Company. Several years ago, the Company undertook the task of rewriting the software used by our agents to analyze clients' needs. This project, WINUSPA, is fully compliant with the new millennium and is in the final testing and implementation stages. It is expected to be fully implemented by the third quarter of this fiscal year. In late 1996, the Company embarked on the writing of the software used by the Home Office to track clients' programs among other administrative issues. This project, Phoenix, is fully compliant with the year 2000 and is in the final testing stage. It is also expected to be fully implemented during the third fiscal quarter of 1998. The Company represents major, excellent rated insurance companies and mutual funds. At this point, their compliance with the year 2000 has been reviewed.
These companies are in the process of becoming compliant, and it is expected no significant problems will be encountered.

 Although the writing of new agent and Home Office software are major accomplishments, there are a number of other areas which will be impacted by the year 2000. The Company has formed a committee to review these areas and is studying the impact of the new millennium on all areas of the Company. In addition, the Company plans to engage a third party specialist to ensure its review and corrective actions are appropriate. The costs to analyze and correct the impacted areas is not expected to be material.

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

(b) No reports on Form 8-K have been filed during the quarter ended March 31, 1998.

              INDEPENDENT RESEARCH AGENCY FOR LIFE INSURANCE, INC.,
                             AND SUBSIDIARIES



                               SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



              INDEPENDENT RESEARCH AGENCY FOR LIFE INSURANCE, INC.,
                              (Registrant)





Date  May 12, 1998             By    /S/ James N. Lanier
    -----------------               --------------------
                                      JAMES N. LANIER
                                   President
                                   (Duly Authorized Officer)





Date  May 12, 1998             By    /S/Martin R. Durbin
    -----------------               --------------------
                                      MARTIN R. DURBIN
                                         Treasurer and
                                   Chief Financial Officer
                                   (Principal Financial Officer)