Form 10-Q/A
period 1998-06-30
INDEPENDENT RESEARCH AGENCY FOR LIFE INSURANCE INC
filed 1998-08-14
CIK 354242

FORM 10-Q
                         SECURITIES AND EXCHANGE COMMISSION
                               Washington DC  20549

                  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d)
                      OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarter ended June 30, 1998Commission file number: 33-56402-FW

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

                                    Yes X       No

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

      Class A - Voting             Outstanding at July 1, 1998
(Common stock, $0.10 par value)      25

     Class B - Nonvoting           Outstanding at July 1, 1998
(Common stock, $0.02 par value)     946,883

               INDEPENDENT RESEARCH AGENCY FOR LIFE INSURANCE, INC.,
                                AND SUBSIDIARIES


                                                     PAGE
INDEX                                               NUMBERS
--------------------------------------------------------------
PART I - FINANCIAL INFORMATION

  Condensed Consolidated Balance Sheet -
  June 30, 1998 and September 30, 1997                1-2

  Condensed Consolidated Statement of Income -
  three months and nine months ended June 30, 199       3

  Condensed Consolidated Statement of Cash Flows -
  nine months ended June 30, 1998 and 1997              4

  Notes to Condensed Consolidated Financial State     5-7

  Management's Discussion and Analysis of Financial
  Condition and Results of Operations                 8-11

PART II - OTHER INFORMATION

  Item 6 - Exhibits and Reports on Form 8-K            12

  Signatures                                           13

                        PART I - FINANCIAL INFORMATION

             INDEPENDENT RESEARCH AGENCY FOR LIFE INSURANCE, INC.
                              AND SUBSIDIARIES
                  CONDENSED CONSOLIDATED BALANCE SHEET

                              (UNAUDITED)

ASSETS

                                    June 30,     September 30,
                                        1998         1997
CURRENT ASSETS                       (Unaudited)       *
  Cash and cash equivalents        $ 10,420,754 $ 19,024,263
  Commissions receivable              2,137,802    3,003,639
  Agents' loans and advances            303,457      493,891
  Other receivables                     725,659      321,245
  Income taxes receivable                     0      744,881
  Prepaid expenses                      158,209       83,396
  Deferred income taxes                   4,502      189,377
                                    ------------ ------------
    Total Current Assets             13,750,383   23,860,692
                                    ------------ ------------
PROPERTY AND EQUIPMENT
  Property and equipment             21,217,322   20,575,628
  Less: Accumulated depreciation     (8,548,391)  (8,429,667)
                                    ------------ ------------
    Total Property and Equipment     12,668,931   12,145,961
                                    ------------ ------------
FIRST COMMAND BANK ASSETS
  Cash & Due From Banks               6,064,292    4,611,643
  Loans, net of loss reserve         52,838,727   17,098,580
  Equipment & Lease Improvements        295,936      203,776
  Other bank assets                     486,079      148,981
                                    ------------ ------------
    Total First Command Bank Assets  59,685,034   22,062,980
                                    ------------ ------------
OTHER ASSETS
  Marketable securities, at market   77,915,776   67,714,208
  Memberships                            62,467       62,467
  Notes receivable - Other               50,000       50,000
                                    ------------ ------------
    Total Other Assets               78,028,243   67,826,675
                                    ------------ ------------
TOTAL ASSETS                       $164,132,591 $125,896,308
                                    ============ ============

                    LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES
  Accounts payable                 $          0 $    597,578
  Accrued commissions payable         2,925,678    2,970,067
  Accrued bonuses payable             9,562,860   10,232,017
  Accrued Profit Sharing                867,771      993,511
  Income taxes payable                  747,621            0
  DCCP Payable                                0    1,156,257
  Accrued sales meeting expense       2,288,215      543,750
  Other accrued liabilities             393,169      465,171
  Notes payable                               0      594,650
  Loans from insurance companies     17,176,789   15,842,192
                                    ------------ ------------
    Total Current Liabilities        33,962,103   33,395,193
                                    ------------ ------------
LONG-TERM OBLIGATIONS
  Sales meeting and other                 1,611      395,110
  Deferred Career Commission Plan pa 25,167,388   20,557,266
  Deferred income taxes               2,444,453    4,175,136
                                    ------------ ------------
    Total Long-term Obligations      27,613,452   25,127,512
                                    ------------ ------------
FIRST COMMAND BANK LIABILITIES
  Deposits                           50,720,554   13,292,748
  Other liabilities                     154,193      144,772
                                    ------------ ------------
    Total First Command Bank Liabili 50,874,747   13,437,520
                                    ------------ ------------
STOCKHOLDERS' EQUITY
  Common stock                           55,739       55,739
  Additional paid-in capital          1,798,308    4,708,239
  Retained earnings                  32,551,010   33,160,181
  Unrealized holding gains           17,314,019   16,046,593
  Treasury stock - at par               (36,787)     (34,669)
                                    ------------ ------------
    Total Stockholders' Equity       51,682,289   53,936,083
                                    ------------ ------------
TOTAL LIABILITIES & STOCKHOLDERS' E$164,132,591 $125,896,308
                                    ============ ============
* Condensed from audited financial statements.

The accompanying notes are an integral part of these condensed financial statements.

                     INDEPENDENT RESEARCH AGENCY FOR LIFE INSURANCE, INC.
                                   AND SUBSIDIARIES
                        CONDENSED CONSOLIDATED STATEMENT OF INCOME
                                      (UNAUDITED)
                                           Nine Months Ended         Three Months Ended
                                              June 30,                  June 30,
                                          1998       1997           1998       1997
COMMISSIONS REVENUE                $ 95,006,492 $ 90,834,961 $ 33,267,629 $ 31,276,992
                                    ------------ ------------ ------------ ------------
FIRST COMMAND BANK
  Net interest income                 1,503,725       99,520      635,548       99,520
  Provision for loan losses            (501,300)     (58,200)    (106,800)     (58,200)
  Noninterest income                     84,914          675       37,171          675
                                    ------------ ------------ ------------ ------------
    First Command Bank Operating Inc  1,087,339       41,995      565,919       41,995
                                    ------------ ------------ ------------ ------------
OPERATING EXPENSES
  Commissions, bonuses, and agent ex(70,335,809) (65,959,783) (24,258,710) (22,513,136)
  General and administrative expense(22,175,423) (18,984,571)  (8,314,581)  (6,789,781)
                                    ------------ ------------ ------------ ------------
    Total Operating Expenses        (92,511,232) (84,944,354) (32,573,291) (29,302,917)
                                    ------------ ------------ ------------ ------------
INCOME FROM OPERATIONS                3,582,599    5,932,602    1,260,257    2,016,070
                                    ------------ ------------ ------------ ------------
OTHER INCOME (EXPENSES)
  Interest income                       704,623      642,171      203,489      188,229
  Investment income                   6,586,893    4,719,985       14,401       12,946
  Rental and other income               158,808      158,736       19,040       40,717
  Gain (Loss) on disposal of equipme          0            0            0            0
  Interest expense                      (33,402)     (48,214)      (7,696)     (15,266)
                                    ------------ ------------ ------------ ------------
    Total Other Income                7,416,922    5,472,678      229,234      226,626
                                    ------------ ------------ ------------ ------------
INCOME BEFORE INCOME TAXES           10,999,521   11,405,280    1,489,491    2,242,696

PROVISION FOR INCOME TAXES           (3,467,015)  (3,728,593)    (509,297)    (770,601)
                                    ------------ ------------ ------------ ------------
NET INCOME                         $  7,532,506 $  7,676,687 $    980,194 $  1,472,095
                                    ============ ============ ============ ============
WEIGHTED AVERAGE NUMBER
  OF SHARES OUTSTANDING                 986,144      933,332      949,655      907,805
                                    ============ ============ ============ ============
NET INCOME PER SHARE               $       7.64 $       8.23 $       1.03 $       1.62
                                    ============ ============ ============ ============

The accompanying notes are an integral part of these condensed financial statements.

                     INDEPENDENT RESEARCH AGENCY FOR LIFE INSURANCE, INC.
                                   AND SUBSIDIARIES
                      CONDENSED CONSOLIDATED STATEMENT OF CASH FLOWS

                                      (UNAUDITED)

                      INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS
                                                                   Nine Months Ended
                                                                        June 30,
                                                                   1998         1997
CASH FLOWS FROM OPERATING ACTIVITIES
  Net Income                                                 $  7,532,506 $  7,676,687
  Adjustments for non cash items                                  895,444      907,830
  Changes in operating assets and liabilities                   2,344,531    1,296,412
                                                              ------------ ------------
    Net Cash Provided by Operating Activities                  10,772,481    9,880,929
                                                              ------------ ------------
CASH FLOWS FROM INVESTING ACTIVITIES
  Purchase of investments                                      (8,366,454)  (2,688,255)
  Net increase in loans made by First Command Bank            (35,736,727)  (3,822,134)
  Purchase of property and equipment                           (1,418,414)    (471,405)
                                                              ------------ ------------
    Net Cash Used for Investing Activities                    (45,521,595)  (6,981,794)
                                                              ------------ ------------
CASH FLOWS FROM FINANCING ACTIVITIES
  Net receipts (payments) on loans from insurance
    companies                                                   1,334,597    3,859,948
  Net increase in deposits by First Command Bank               37,317,383    5,066,889
  Purchase of treasury stock                                   (2,912,049)  (2,105,689)
  Dividends paid                                               (8,141,677)  (7,498,703)
                                                              ------------ ------------
    Net Cash Used for Financing Activities                     27,598,254     (677,555)
                                                              ------------ ------------
NET DECREASE IN CASH AND CASH EQUIVALENTS                      (7,150,860)   2,221,580

CASH AND CASH EQUIVALENTS          - Beginning of Period       23,635,906   19,448,932
                                                              ------------ ------------
CASH AND CASH EQUIVALENTS          - End of Period           $ 16,485,046 $ 21,670,512
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

BASIS OF PRESENTATION

 The Condensed Consolidated Balance Sheet as of June 30, 1998, the Condensed Consolidated Statement of Income for the three months and nine months ended June 30, 1998 and 1997, and the Condensed Consolidated Statement of Cash Flows for the nine months ended June
30, 1998 and 1997 included herein are unaudited; however, such information reflects all adjustments (consisting solely of normal recurring adjustments) which are, in the opinion of management, necessary for a fair statement of results for the interim periods.

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

 The results of operations for the three months and nine months ended June 30, 1998 are not necessarily indicative of the results to be expected for the full year.

            INDEPENDENT RESEARCH AGENCY FOR LIFE INSURANCE, INC.,
                            AND SUBSIDIARIES

             NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                              (UNAUDITED)


NOTE 3 - STOCKHOLDERS' EQUITY
 During the nine months ended June 30, 1998, stockholders' equity was changed by the following transactions:


                                     Additional                Unrealized
                           Common     Paid-in      Retained     Holding      Treasury
Balance -                   Stock     Capital      Earnings       Gain        Stock
  September 30, 1997    $   55,739 $  4,708,239 $ 33,160,181 $ 16,046,593 $    (34,669)

  Purchase of 105,874 shares
  of treasury stock                  (2,909,931)                                (2,118)

  Payment of dividend                             (8,141,677)

  Net income                                       7,532,506

  Net change in unrealized
  holding gain on securities
  available for sale                                            1,267,426
Balance -                 --------- ------------ ------------ ------------ ------------

  June 30, 1998         $   55,739 $  1,798,308 $ 32,551,010 $ 17,314,019 $    (36,787)
                          ========= ============ ============ ============ ============


           INDEPENDENT RESEARCH AGENCY FOR LIFE INSURANCE, INC.,
                            AND SUBSIDIARIES
       MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                       AND RESULTS OF OPERATIONS

NOTE - 3 LINES OF CREDIT

On June 25, 1998, IRA, Inc. entered into a borrowing agreement with United American Insurance Company whereby, IRA may borrow up to $22 million through November 30, 2001, with an initial borrowing of $7.0 million scheduled on or before November 30, 1998. Interest will accrue on the outstanding balance at 7%. Up to $5.0 million of interest may be added to the loan balance or may be paid in cash, at IRA's sole option. At the conclusion of the borrowing agreement, the total outstanding balance will be converted to an amortizing 7% 15 year note payable. Payments will be made monthly over the 15-year term. IRA has pledged Company owned mutual funds as collateral. Under the terms of the agreement IRA will maintain 110% collateral to outstanding balance. As of June 30, no amounts have been drawn under this agreement.


NOTE 4 - CONTINGENT LIABILITIES

On June 1, 1998, the Company entered into various agreements with First Command Financial Corporation (FCFC). FCFC will lease the land adjacent to the USPA & IRA Building upon which an 801-space parking garage. IRA will finance the construction of the garage and lease all the parking spaces from FCFC.

The ground lease agreement allows FCFC to lease the property for $1 each year from the date of the agreement for the next 99 years.

Under the terms of the Line of Credit FCFC may borrow up to $7.0 million during the next eighteen months at an interest rate of 7%. Interest will accrue monthly, and up to $1.5 million may be added to the outstanding balance of the loan during the construction period. At the end of the construction period, the total outstanding will be repaid through quarterly payments over the following fifteen years.

Under the terms of the parking lease agreement IRA, Inc. will lease essentially all the parking spaces in the garage for $51 thousand per month plus operating expenses for fifteen years after the completion of the garage.

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

RESULTS OF OPERATIONS
NINE MONTHS ENDED JUNE 30, 1998 AND 1997 - COMPARISON
 During the nine months ended June 30, 1998, the demand for life insurance and mutual fund investments marketed by the Company to U.S. military personnel remained strong. Commission revenue for the nine months ended June 30, 1998, increased 4.6% to $95,006,492 from $90,834,961 recorded during the comparable period in 1997. This overall increase in commission revenue is a trend which has been maintained over the past several years, and is expected to continue in the future due to the long term personal financial management philosophy espoused to clients, an effectively trained sales force and efficient marketing practices used by the Company's sales agents. The Company's analysis of the impact of base closures and force reduction in the U.S. Military indicates to the Company a minimal impact upon existing agents in the field and a market which will continue to present an opportunity for growth of the Company's business.

 First Command Bank's net interest income totalled $1,503,725 for the nine months ending June 30, 1998. This income was partially offset by the establishment of a reserve for possible losses on loans funded during the period.

 Commissions, bonuses, and agent expenses for the nine months ended June 30, 1998 increased 6.6% or $4,376,026 from the same period in 1997. Generally, in the past there has been a constant relationship between commission revenues and commissions, bonuses, and agent expenses.

 General and administrative expenses for the nine months ended June 30, 1998 increased 16.8%, or $3,190,852 from the same period in 1997. This increase is primarily due to inflationary factors in addition to costs involved in the redesign of the corporate database used by the home office. This redesign will result in improved efficiencies in both personnel and computer hardware costs in the future.

 The total of other income for the initial nine months of fiscal year 1998 increased 35.5% to $7,416,922 from $5,472,678 earned in the comparable nine month period for 1997. This increase is primarily attributable to greater distributions from mutual funds.

           INDEPENDENT RESEARCH AGENCY FOR LIFE INSURANCE, INC.,
                           AND SUBSIDIARIES
       MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                       AND RESULTS OF OPERATIONS

THREE MONTHS ENDED JUNE 30, 1998 AND 1997 - COMPARISON
 Income from operations for the current quarter decreased $755,813, or 37.5%, from the comparable period in 1997. The decrease is primarily attributable to a 7.8% increase in commissions, bonuses, and agent expenses and a 22.5% increase in general and administrative expenses.

 The total of other income for the current quarter of 1998 increased to $229,234 from $226,626 earned in the comparable three month period in 1997. This increase is primarily attributable to greater investment and interest income in 1998.

LIQUIDITY AND FINANCIAL RESOURCES
 The Company has historically operated with a working capital deficiency. The Company has been able to do this because of its loans from insurance companies. As long as the Company does business with these insurance companies (there are no current intentions to change) the loan balance will continue to replenish itself from new first year insurance commission loans. The Company had a ratio of current assets to current liabilities of .40 to 1 and .71 to 1 at June 30, 1998, and September 30, 1997, respectively. The decline in the current ratio is the result of paying dividends of $8,141,677 on December 1, 1997, to the shareholders of record as of September 30, 1997, and the paying of normal year-end incentive commissions of $5,300,000 to the Company's sales agents. The current ratio is expected to improve due to income from operations during the fiscal year.

 Cash and cash equivalents, consisting primarily of money market funds are used to finance the Company's current operations and are held as a reserve for the payment of current liabilities. Marketable securities have been accumulated in anticipation of future capital expenditures and as an additional reserve against contingencies. As of June 30, 1998, the significant nonrecurring short-term obligation requiring the immediate use of resources is the completion of the review and testing of Y2K impacted areas of the Company. These issues and the related costs are discussed fully on the next page.

           INDEPENDENT RESEARCH AGENCY FOR LIFE INSURANCE, INC.,
                           AND SUBSIDIARIES
       MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                       AND RESULTS OF OPERATIONS

YEAR 2000
 The coming year 2000 will cause substantial changes in business operations and systems which, if not identified and corrected, could have a material impact on the operations and financial condition of the Company. The largest areas for concern relate to the software used by our agents, the home office and insurance companies and mutual funds represented by the Company. Several years ago, the Company undertook the task of rewriting the software used by our agents to analyze clients' needs. This project, WINUSPA, is fully compliant with the new millennium and is in the final testing and implementation stages. It is expected to be fully implemented by the fourth quarter of this fiscal year. In late 1996, the Company embarked on the writing of the software used by the Home Office to track clients' programs among other administrative issues. This project, Phoenix, is fully compliant with the year 2000 and was implemented in May 1998. The Company represents major, excellent rated insurance companies and mutual funds. At this point, their compliance with the year 2000 has been reviewed. These companies are in the process of becoming compliant, and it is expected no significant problems will be encountered.


 Although the writing of WINUSPA and Phoenix software are major accomplishments, there are a number of other areas which will be impacted by the year 2000. The Company has formed a committee to review these areas and is studying the impact of the new millennium on all areas of the Company. In addition, the Company has engaged third party specialists to ensure its review and corrective actions are appropriate. The remaining costs to analyze and correct the impacted areas is expected to be approximately $1.4 million over the next nine to twelve months.

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

(b) A report related to the change in certifying accountants was filed on Form 8-K have on April 28, 1998.

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





Date  August 12, 1998          By    /S/ James N. Lanier
    -----------------               --------------------
                                      JAMES N. LANIER
                                   President
                                   (Duly Authorized Officer)





Date  August 12, 1998          By    /S/Martin R. Durbin
    -----------------               --------------------
                                      MARTIN R. DURBIN
                                         Treasurer and
                                   Chief Financial Officer
                                   (Principal Financial Officer)