Form 10-Q/A
period 1998-06-30
INDEPENDENT RESEARCH AGENCY FOR LIFE INSURANCE INC
filed 1998-09-09
CIK 354242

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

                        PART I - FINANCIAL INFORMATION

             INDEPENDENT RESEARCH AGENCY FOR LIFE INSURANCE, INC.
                              AND SUBSIDIARIES
                  CONDENSED CONSOLIDATED BALANCE SHEET

                              (UNAUDITED)

ASSETS

                                    June 30,     September 30,
                                        1998         1997
CURRENT ASSETS                       (Unaudited)       *
  Cash and cash equivalents        $ 10,420,754 $ 19,024,263
  Commissions receivable              2,137,802    3,003,639
  Agents' loans and advances            303,457      493,891
  Other receivables                     725,659      321,245
  Income taxes receivable                     0      744,881
  Prepaid expenses                      158,209       83,396
  Deferred income taxes                   4,502      189,377
                                    ------------ ------------
    Total Current Assets             13,750,383   23,860,692
                                    ------------ ------------
PROPERTY AND EQUIPMENT
  Property and equipment             21,217,322   20,575,628
  Less: Accumulated depreciation     (8,548,391)  (8,429,667)
                                    ------------ ------------
    Total Property and Equipment     12,668,931   12,145,961
                                    ------------ ------------
FIRST COMMAND BANK ASSETS
  Cash & Due From Banks               6,064,292    4,611,643
  Loans, net of loss reserve         52,838,727   17,098,580
  Equipment & Lease Improvements        295,936      203,776
  Other bank assets                     486,079      148,981
                                    ------------ ------------
    Total First Command Bank Assets  59,685,034   22,062,980
                                    ------------ ------------
OTHER ASSETS
  Marketable securities, at market   77,915,776   67,714,208
  Memberships                            62,467       62,467
  Notes receivable - Other               50,000       50,000
                                    ------------ ------------
    Total Other Assets               78,028,243   67,826,675
                                    ------------ ------------
TOTAL ASSETS                       $164,132,591 $125,896,308
                                    ============ ============

                    LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES
  Accounts payable                 $          0 $    597,578
  Accrued commissions payable         2,925,678    2,970,067
  Accrued bonuses payable             9,562,860   10,232,017
  Accrued Profit Sharing                867,771      993,511
  Income taxes payable                  747,621            0
  DCCP Payable                        1,400,000    1,156,257
  Accrued sales meeting expense       2,288,215      543,750
  Other accrued liabilities             393,169      465,171
  Notes payable                               0      594,650
  Loans from insurance companies     17,176,789   15,842,192
                                    ------------ ------------
    Total Current Liabilities        35,362,103   33,395,193
                                    ------------ ------------
LONG-TERM OBLIGATIONS
  Sales meeting and other                 1,611      395,110
  Deferred Career Commission Plan pa 23,767,388   20,557,266
  Deferred income taxes               2,444,453    4,175,136
                                    ------------ ------------
    Total Long-term Obligations      26,213,452   25,127,512
                                    ------------ ------------
FIRST COMMAND BANK LIABILITIES
  Deposits                           50,720,554   13,292,748
  Other liabilities                     154,193      144,772
                                    ------------ ------------
    Total First Command Bank Liabili 50,874,747   13,437,520
                                    ------------ ------------
STOCKHOLDERS' EQUITY
  Common stock                           55,739       55,739
  Additional paid-in capital          1,798,308    4,708,239
  Retained earnings                  32,551,010   33,160,181
  Unrealized holding gains           17,314,019   16,046,593
  Treasury stock - at par               (36,787)     (34,669)
                                    ------------ ------------
    Total Stockholders' Equity       51,682,289   53,936,083
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

LIQUIDITY AND FINANCIAL RESOURCES
 The Company has historically operated with a working capital deficiency. The Company has been able to do this because of its loans from insurance companies. As long as the Company does business with these insurance companies (there are no current intentions to change) the loan balance will continue to replenish itself from new first year insurance commission loans. The Company had a ratio of current assets to current liabilities of .39 to 1 and .71 to 1 at June 30, 1998, and September 30, 1997, respectively. The decline in the current ratio is the result of paying dividends of $8,141,677 on December 1, 1997, to the shareholders of record as of September 30, 1997, and the paying of normal year-end incentive commissions of $5,300,000 to the Company's sales agents. The current ratio is expected to improve due to income from operations during the fiscal year.

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

First Command Bank continues to experience significant growth in both loans and deposits as both clients and agents embrace the bank and its products. During the quarter loans increased $11 million while deposits grew $15 million. Loan growth continues to reflect consumer loans made to clients, largely to extinguish credit card debt, while deposit growth was experienced primarily in the money market and certificate of deposit areas. As the bank's deposit growth continues to out pace its loan growth it should not have an adverse impact on the liquidity of the Company

           INDEPENDENT RESEARCH AGENCY FOR LIFE INSURANCE, INC.,
                           AND SUBSIDIARIES
       MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                       AND RESULTS OF OPERATIONS

YEAR 2000
 The coming year 2000 will cause substantial changes in business operations and systems which, if not identified and corrected, could have a material impact on the operations and financial condition of the Company. The largest areas for concern relate to the software used by our agents, the home office and insurance companies and mutual funds represented by the Company. Several years ago, the Company undertook the task of rewriting the software used by our agents to analyze clients' needs. This project, WINUSPA, is fully compliant with the new millennium and is in the final testing and implementation stages. It is expected to be fully implemented by the fourth quarter of this fiscal year. In late 1996, the Company embarked on the writing of the software used by the Home Office to track clients' programs among other administrative issues. This project, Phoenix, is fully compliant with the year 2000 and was implemented in May 1998. The Company represents major, excellent rated insurance companies and mutual funds. At this point, their compliance with the year 2000 has been reviewed. These companies are in the process of becoming compliant, and it is expected no significant problems will be encountered.


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





Date  September 9, 1998        By    /S/ James N. Lanier
    -----------------               --------------------
                                      JAMES N. LANIER
                                   President
                                   (Duly Authorized Officer)





Date  September 9, 1998        By    /S/Martin R. Durbin
    -----------------               --------------------
                                      MARTIN R. DURBIN
                                         Treasurer and
                                   Chief Financial Officer
                                   (Principal Financial Officer)